Form 10QSB
period 2005-06-30
ANDAIN, INC.
filed 2005-08-22
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                            COMMISSION FILE NUMBER: 0-51216

                                     ANDAIN, INC.
              (Exact Name of Company as Specified in Its Charter)

              Nevada                                             72-1530833
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
            or Organization)                                Identification No.)

350 South Center Street, Suite 500, Reno, Nevada           89501
   (Address of Principal Executive Offices)               (Zip Code)

                                   (775) 333-5997
                             (Company's Telephone Number)


    (Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                  Last Report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X      No         .

     As of July 31, 2005, the Company had 110,000 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              REPORT OF INDEPENDENT REGISTERED
              PUBLIC ACCOUNTING FIRM                                    3

              BALANCE SHEET AS OF JUNE 30, 2005                         4

              STATEMENTS OF OPERATIONS FOR THE THREE AND
              SIX MONTHS ENDED JUNE 30, 2005 AND FOR THE
              PERIOD FROM INCEPTION (JULY 23, 2004) TO JUNE 30, 2005    5

              STATEMENT OF STOCKHOLDERS' DEFICIT
              FOR THE PERIOD FROM INCEPTION
             (JULY 23, 2004) TO JUNE 30, 2005                           6

             STATEMENTS OF CASH FLOWS FOR THE SIX
             MONTHS ENDED JUNE 30, 2005 AND FOR THE
             PERIOD FROM INCEPTION (JULY 23, 2004) TO JUNE 30, 2005     7

             NOTES TO FINANCIAL STATEMENTS                              8

     ITEM 2.  PLAN OF OPERATION                                        11

     ITEM 3.  CONTROLS AND PROCEDURES                                  23

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                        24

     ITEM 2.  UNREGISTERED SALES OF EQUITY
              SECURITIES AND USE OF PROCEEDS                           24

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          24

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                      25

     ITEM 5.  OTHER INFORMATION                                        25

     ITEM 6.  EXHIBITS                                                 25

SIGNATURES                                                             25


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.


                           Child, Sullivan & Company
         A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS 1284 West Flint Meadow Drive, Suite D, Kaysville, UT 8403 Phone:
                    801-927-1337  Fax:  801-927-1344


        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Andain, Inc.

We have reviewed the accompanying balance sheet of Andain, Inc. as of June 30, 2005, and the related statements of operations for the three and six month then ended and for the period of inception (July 23, 2004) to June 30, 2005, and stockholders' deficit and cash flows for the six months then ended and for the period of inception (July 23, 2004) to June 30, 2005. All information included in these financial statements is the representation of the management of Andain, Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the Standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/  Child, Sullivan & Company
Child, Sullivan & Company
Kaysville, Utah
August 10, 2005


                                    ANDAIN, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)


                                      ASSETS

Total assets                                                     $      -

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                                                    2,085
Note payable - stockholder (Note 5)                                14,564
     Total current liabilities                                     16,649

Total Liabilities                                                  16,649

Stockholders' Deficit (Note 4):
   Preferred stock at $0.001 par value;
   authorized 10,000,000 shares;
   no shares issued and outstanding                                     -

   Common stock at $0.001 par value;
   Authorized 500,000,000 shares;
   110,000 shares issued and outstanding                              110

Deficit accumulated during development stage                      (16,759)

   Total stockholders' deficit                                    (16,649)

Total liabilities and stockholders' deficit                             -

See accompanying notes and review report of independent registered public accounting firm


                                   ANDAIN, INC.
                           (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                 For the Three          For the Six         From Inception
                                                  Months Ended          Months Ended       (July 23, 2004)
                                                 June 30, 2005          June 30, 2005      to June 30, 2005
Revenue                                          $       -              $          -       $          -

Expenses:
General, administrative,
  organization, & related expenses                     834                     9,489             16,759

Net loss and deficit accumulated
  during development stage                            (834)                   (9,489)            (16,759)

Basic and diluted loss per share                     (0.01)                    (0.09)

Weighted average number of common
 shares outstanding                                110,000                   103,923



See accompanying notes and review report of independent registered public accounting firm


                                       ANDAIN, INC.
                             (A Development Stage Company)
                           STATEMENT OF STOCKHOLDERS' DEFICIT
                 PERIOD OF JULY 23, 2004 (INCEPTION) TO JUNE 30, 2005
                                       (Unaudited)


                                                                     Additional                   Total
                                     Common Stock   Subscriptions     Paid-in     Accumulated Stockholders'
                                    Shares   Amount   Receivable      Capital       Deficit      Equity
Inception (July 23, 2004)                  -  $     -   $     -        $     -        $      -    $      -

Net loss                                                                                (7,270)     (7,270)
Balance, December 31, 2004                 -        -          -             -          (7,270)     (7,270)
Common stock subscribed                    -        -       (100)            -               -        (100)
Common stock issued
  at $0.001 for cash                 100,000      100          -             -               -         100
Common stock subscriptions received        -        -        100             -               -         100
Common stock issued
  at $0.001 for legal services        10,000       10          -             -               -          10
Net loss                                                                                (8,655)     (8,655)
Balance, March 31, 2005               110,000      110         -        $    -         (15,925)    (15,815)
Net loss                                                                                  (834)       (834)
Balance, June 30, 2005                110,000      110         -             -        $(16,759)   $(16,649)


See accompanying notes and review report of independent registered public accounting firm


                                       ANDAIN, INC.
                             (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                              For the Six       From Inception
                                              Months Ended      (July 23, 2004)
                                              June 30, 2005    to June 30, 2005

Operating Activities:
Net loss                                       $  (9,489)        $   (16,759)
Changes in operating assets and liabilities:
Prepaid expenses                                     800                   -
Accounts payable                                   2,085               2,085
Shares issued for legal services                      10                  10

Net cash used in operating activities             (6,594)            (14,664)

Investing Activities:                                  -                   -

Financing Activities:
Shares issued for cash                               100                 100
Net advances from stockholder                      6,494              14,564

Net cash provided by financing activities          6,594              14,664

Increase in cash and cash equivalents                  -                   -

Cash and cash equivalents,
   beginning of period                                 -                   -

Cash and cash equivalents, end of period    $          -                   -

Supplemental schedule of cash flow activities:
   Cash paid for:
      Interest                                         -                   -
      Income taxes                                     -                   -

See accompanying notes and review report of independent registered public accounting firm


                                   ANDAIN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 - PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed financial statements include the accounts of Andain, Inc., a Nevada corporation ("Company"). These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company=s most recent annual financial statements for the period of inception (July 23, 2004) to January 12, 2005 in a Form 10-SB/A filed with the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2005.

The Company was incorporated under the laws of the State of Nevada on July 23, 2004 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company.

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. Among the disclosures required by SFAS No. 7, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and cash flows disclose activity since the date of the Company's inception.

Accounting Method and Interim Financial Reporting.

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31. The Company's management has determined that the accounting policies used to account for the interim periods of the six and three months ended June 30, 2005 are in accordance with accounting principles generally accepted in the United States of America, applied on a consistent basis.

Provision for Taxes.

At June 30, 2005, the Company had net operating loss carryforwards of $16,759 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

The income tax benefit for the six months ended June 30, 2005 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate                $    (3,321)
Valuation allowance                                       3,321

Total                                               $         -

If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards that may be utilized by the Company.

Cash Equivalents.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Estimates.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period. There are no dilutive securities at June 30, 2005 for purposes of computing fully diluted earnings per share.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - STOCKHOLDERS' EQUITY

On December 10, 2004, the Board of Directors resolved to issue 110,000 shares of common stock at $0.001 per share to the founders of the
Company.   The shares were issued on January 10, 2005 in exchange for
$100 in cash and $10 of legal services.

Common Stock.

The holders of the Company's common stock:

     - have equal ratable rights to dividends from funds legally available for payment of dividends when, and if declared by the board of directors;

     - are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

     - do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

     - are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

The Company has authorized, but not issued, 10,000,000 shares of preferred stock, par value $0.001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the stockholders.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company relies on its majority stockholder for payment of its expenses during its development stage. Reimbursement totaling $14,564 was owed the stockholder at June 30, 2005. Of the expenses, $10,020 was for legal fees incurred with the Company's attorney, who is a minority stockholder of the Company.

ITEM 2. PLAN OF OPERATION.

     The following plan of operation is based upon, and should be read in conjunction with, its financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

     The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 ("Exchange Act") registered corporation. As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Management.

     The Company is in the development stage and currently has no full-time employees. Sam Shlomo Elimelech and Gai Mar-Chaim are the Company's only officers and directors. The officers and directors have agreed to allocate a portion of their time to the activities of the Company after the effective date of the registration statement without compensation. Potential conflicts may arise with respect to the limited time commitment by these individuals and the potential demands of the Company's activities.

     The amount of time spent by the officers and directors on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time these individuals will actually be required to spend to locate a suitable target company. The officers and directors estimate that the business plan of the Company can be implemented by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

Search for Business Opportunities.

     The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders. Business opportunities may come to the Company's attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company does not intend to pay any finder's fee in connection with any such transaction.

     The Company may merge with a company that has retained one or more consultants or outside advisors. In that situation, the Company expects that the business opportunity will compensate the consultant or outside advisor. As of the date of this filing, there have been no discussions, agreements or understandings with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company. Consequently, the Company is unable to predict how the amount of such compensation be calculated at this time. The officers and directors of the Company will not receive any such compensation from the target company.

     The Company will not restrict its search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities. Management intends to seek such businesses in the international marketplace.

Evaluation of Business Opportunities.

     The analysis of business opportunities will be under the supervision of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

     Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

     The Company became subject to the reporting requirements of the Exchange Act sixty days after filing the initial registration statement on Form 10-SB (May 23, 2005). Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the
period of inception.   Acquisition candidates that do not have or are
unable to obtain the required audited statements may not be considered appropriate for acquisition. The Company will not acquire or merge with any entity that cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction. The audited financial statements of the acquired company must be furnished within 64 days following the effective date of a business combination.

     When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Form 8-K12g-3 current report the same kind of information that would appear in a registration statement, including audited and pro forma financial statements. The Securities and Exchange Commission ("SEC") treats these Form 8-K12g-3 filings in the same way it treats the registration statements on Form 10-SB filings. The SEC subjects them to its standards of review selection, and the SEC may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the SEC has determined that it will not review the 8-K12g-3 filing or all of the comments have been cleared by the SEC.

     Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative. Nevertheless, the Company has not conducted market research and is not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. There can also be no assurances that we are able to successfully pursue a business opportunity. In that event, there is a substantial risk to the Company that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

Acquisition of a Business Opportunity.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. It may also acquire stock or assets of an existing business. In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholder of the Company by the acquiring entity or its affiliates, and accordingly, the stockholders of the target company, typically, become the majority of the stockholders of the combined company, the board of directors and officers of the target company become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company. There are currently no arrangements that would result in a change of control of the Company.

     It is anticipated that any securities issued as a result of consummation of a business combination will be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on the market value of the Company's securities in the future if such a market develops, of which there is no assurance. There have been no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity. In this event, the stockholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such stockholders. However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, the Company will not obtain an opinion of counsel that the reorganization will be tax-free.

     With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company that the target company stockholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's major stockholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's majority stockholder at such time.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

     It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's current lack of financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

     There are no present plans, proposals, arrangements or understandings to offer the shares of the post-merger companies to third parties if any mergers occur, and there is no a marketing plan to distribute the shares of the post-merger companies to third parties. The officers and directors of the Company have not had any preliminarily contact, agreements or understandings with anyone to help sell these shares.

     The Company intends to carry out its business plan as discussed herein. In order to do so, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with the preparation and filing of its registration statement, and in conjunction with future compliance with its on-going reporting obligations. Because the Company has no capital with which to pay these anticipated expenses, the officers and directors of the Company have agreed that they will, on behalf of the Company, pay all expenses of the Company as they may be incurred with their funds.
Such payments will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such expenses. There is no minimum or maximum amount the officers and directors will pay on behalf of the Company. The officers and directors have agreed to continue to pay those expenses until the Company completes a business combination. Should the officers and directors fail to pay such expenses, the Company has not identified any alternative sources, there is substantial doubt about the Company's ability to continue as a going concern. The Company currently does not intend to raise funds, either debt or equity, from investors while the Company is a blank check company, and the Company will not borrow any funds to make any payments to the Company's promoter, management or his affiliates or associates.

     The Company does not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties.

Investment Company Act of 1940.

     Although the Company is subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be primarily engaged in the business of investing or trading in securities. In the event the Company engages in a business combination that results in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the SEC as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

     As the controlling stockholder of the Company, Pangea
Investments may participate in a business opportunity by purchasing, holding or selling the securities of such business. Pangea Investments does not, however, intend to engage primarily in such activities. Specifically, Pangea Investments intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Company Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Company Act contains the definition of an "investment company," excluding any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (exclusive of government securities and cash items). Management of the Company believes that it is not deemed to be an investment company insofar as the Company will not be primarily engaged in the business of investing or trading in securities.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations May Affect Ability of Company to
Survive.

     The Company has had very limited prior operations to date and has no record of revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company is unable to obtain or acquire a business and generate sufficient revenues so that it can profitably operate, the Company's business plan will not succeed. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Company incurred a net loss of $7,270 for the period from inception (July 23, 2004) through January 12, 2005, a net loss of $9,489 for the six months ended June 30, 2005, and a net loss of $16,759 from inception (July 23, 2004) to June 30, 2005. As of June 30, 2005, the Company has an accumulated deficit of $16,759. These factors raise substantial doubt about the Company's ability to continue as a going concern.

(b) There is no Agreement for a Business Combination and No Minimum Requirements for a Business Combination.

     The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

(c) There is a Scarcity of and Competition for Business Opportunities and Combinations.

     The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public "blank check" companies, some of which may also have funds available for use by an acquisition candidate.

(d)  No Assurance of Funding Even if There is a Business Combination.

     There is no guarantee that funding sources, or any others, will be available in the future, or that they will be available on favorable terms. In addition, this funding amount may not be adequate for the Company to fully implement its business plan. Thus, the ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's business plan. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.
In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

     - curtail operations significantly;

     - sell assets;

     - seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's access to financing proves to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing stockholders.

(e)  Reporting Requirements May Delay or Preclude Acquisition.

     Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 64 days following the effective date of a business combination. Obtaining audited financial statements is the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

(f)  Regulation Under Investment Company Act.

     In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the SEC as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

(g)  Probable Change in Control and Management.

     In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current majority stockholder of the Company may agree to sell or transfer all or a portion of the Company's common stock he owns so to provide the target company with majority control. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

(h)  Possible Dilution of Value of Shares Upon a Business Combination.

     A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

(i) Independent Auditors Have Expressed Substantial Doubt about the Company's Ability to Continue as a Going Concern.

     In its audit report dated January 23, 2005, the Company's independent auditor stated that the financial statements for the period ended January 12, 2005 were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to execute a business combination and thereafter to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(j) Control by Majority Stockholder, and Officers and Directors, Over Affairs of the Company May Override Wishes of Other Stockholders.

     The majority stockholder of the Company owns common stock equal to approximately 90% of the outstanding shares of the Company's common stock. As a result, this stockholder has the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

     Therefore, the success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the Company unless he is willing to entrust all aspects of the management of the Company to its officers and directors.

(k) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

     The Company's success may be dependent upon the hiring of qualified administrative personnel. None of the Company's officers and directors has an employment agreement with the Company. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects in that replacement personnel may not understand the proposed business of the Company. Also, the Company does not carry any key person insurance on any of the officers and directors of the Company.

(l) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors that may not be susceptible to resolution.

     In addition, conflicts of interest may arise in the area of corporate opportunities that cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Company any proposed transaction for its evaluation.

(m) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

     The Company's articles of incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. The bylaws of the Company also include provisions to the effect that the Company may indemnify any director, officer, or employee. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(n)  Absence of Cash Dividends May Affect Investment Value of
Company's Stock.

     The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(o) No Cumulative Voting May Affect Ability of Some Stockholders to Influence Mangement of Company.

     Holders of the shares of common stock of the Company are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of stockholders will be able to elect all of the directors of the Company, and the minority stockholders will not be able to elect a representative to the Company's board of directors.

(p)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Company's Stock.

     The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

     The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination
(i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

     There has been no public market for the common stock of the Company. The Company intends to have a market maker file an application on behalf of the Company with the Over the Counter Bulletin Board in order to make a market in the Company's common stock. However, until this happens, if the market maker is successful with such application, and even thereafter, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(q)  Failure to Maintain Market Makers May Affect Value of Company's
Stock.

     If the Company attains listing on the Over the Counter Bulletin Board and thereafter is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

(r)  Shares Eligible For Future Sale.

     All of the outstanding shares of common stock of the Company have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration. If a substantial number of the shares owned by these stockholders were sold pursuant to a registered offering, the market price of the common stock at that time could be adversely affected.

Forward Looking Statements.

     This Form 10-QSB contains "forward-looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Company's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None. In addition, there have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

Subsequent Event.

     On August 16, 2005, the Company issued 1,900,000 shares of the Company's common stock to Pangea Investments GmbH, valued at $1,900 ($0.001 per share). Pangea Investments is an existing shareholder of Company and by this issuance of stock is being reimbursed for providing a loan to the Company in the amount of $1,900.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Andain, Inc.


Date: August 19, 2005                  By: /s/  Sam Shlomo Elimelech
                                       Sam Shlomo Elimelech, President


Dated: August 19, 2005                 /s/ Gai Mar-Chaim
                                       Gai Mar-Chaim, Secretary/Treasurer
                                       (principal financial officer)


                                   EXHIBIT INDEX

Number          Description

3.1 Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on July 6, 2005).

3.2     Bylaws, dated August 1, 2004 (incorporated by reference to
        Exhibit 3.2 of the Form 10-SB/A filed on July 6, 2005).

31.1    Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo
        Elimelech (filed herewith).

31.2    Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim
        (filed herewith).

32 Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).