Form 10QSB
period 2005-09-30
ANDAIN, INC.
filed 2005-11-14
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2005

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

                 5190 Neil Road, Suite 430, Reno, Nevada 89502
                   (Address of Principal Executive Offices)

                               (775) 333-5997
                        (Company's Telephone Number)

             350 South Center Street, Suite 500, Reno, Nevada 89501
        (Former Name, Former Address, and Former Fiscal Year, if Changed
                               Since Last Report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements
for the past 90 days.  Yes    X      No          .

     Indicate by check mark whether the Company is a shell
company (as defined in Rule 12b-2 of the Exchange Act): Yes     X  No    .

     As of October 31, 2005, the Company had 2,010,000 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes         No    X   .

                                    TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  REPORT OF INDEPENDENT REGISTERED
                  PUBLIC ACCOUNTING FIRM                                    3

                   BALANCE SHEET AS OF SEPTEMBER 30, 2005                   4

                   STATEMENTS OF OPERATIONS FOR THE THREE AND
                   NINE MONTHS ENDED SEPTEMBER 30, 2005, AND FOR
                   THE PERIOD OF INCEPTION (JULY 23, 2004) TO
                   SEPTEMBER 30, 2004, AND FOR THE PERIOD OF
                   INCEPTION (JULY 23, 2004) TO SEPTEMBER 30, 2005          5

                   STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE PERIOD OF INCEPTION
                   (JULY 23, 2004) TO SEPTEMBER 30, 2005                    6

                   STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005, AND FOR THE PERIOD OF INCEPTION
                   (JULY 23, 2004) TO SEPTEMBER 30, 2004,
                   AND FOR THE PERIOD
                   OF INCEPTION (JULY 23, 2004) TO SEPTEMBER 30, 2005       7

                   NOTES TO FINANCIAL STATEMENTS                            8

          ITEM 2.  PLAN OF OPERATION                                       11

          ITEM 3.  CONTROLS AND PROCEDURES                                 23

PART II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                       24

          ITEM 2.  UNREGISTERED SALES OF EQUITY
                   SECURITIES AND USE OF PROCEEDS                          24

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         24

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS                                     25

          ITEM 5.  OTHER INFORMATION                                       25

          ITEM 6.  EXHIBITS                                                25

SIGNATURES                                                                 25


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               Child, Sullivan & Company
           A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS 1284 West Flint Meadow Drive, Suite D, Kaysville, UT 8403
                     Phone:  801-927-1337  Fax:  801-927-1344

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Andain, Inc.

We have reviewed the accompanying balance sheet of Andain, Inc. as of September 30, 2005, and the related statements of operations for the three and nine months ended September 30, 2005, and for the period of inception (July 23, 2004) to September 30, 2004, and for the period of inception (July 23, 2004) to September 30, 2005, and the statement of stockholders' deficit for the period of inception (July 23, 2004) to September 30, 2005, and the statements of cash flows for the nine months ended September 30, 2005, and for the period of inception (July 23, 2004) to September 30, 2004, and for the period of inception (July 23, 2004) to September 30, 2005. All information included in these financial statements is the representation of the management of Andain, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company, as it has not yet obtained revenues from its planned principle operations. These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Child, Sullivan & Company
Child, Sullivan & Company
Kaysville, Utah
November 7, 2005


                                   ANDAIN, INC.
                          (A Development Stage Company)
                                   BALANCE SHEET
                                  SEPTEMBER 30, 2005
                                     (Unaudited)


                                       ASSETS

Total assets                                                  $        -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                   2,585
Note payable - stockholder (Note 5)                               14,169

     Total current liabilities                                    16,754

Total liabilities                                                 16,754

Stockholders' deficit (Note 4):
   Preferred stock at $0.001 par value;
   authorized 10,000,000 shares;
no shares issued and outstanding                                       -

Common stock at $0.001 par value;
Authorized 500,000,000 shares;
2,010,000 shares issued and outstanding                            2,010

Deficit accumulated during development stage                     (18,764)

   Total stockholders' deficit                                   (16,754)

Total liabilities and stockholders' deficit                            -

See accompanying notes and review report of independent registered public accounting firm


                                       ANDAIN, INC.
                               (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)



                            For the Three          For the Nine        From Inception    From Inception
                            Months Ended           Months Ended        (July 23, 2004)   (July 23, 2004)
                                                                             To                 To
                         September 30, 2005    September 30, 2005    September 30, 2004  September 30, 2005
Revenue                      $        -            $         -            $       -           $        -

Expenses:
General, administrative,
organization, and related
expenses                          2,005                 11,494                    -               18,764

Net loss and deficit
accumulated
during development stage         (2,005)               (11,494)                   -              (18,764)

Basic and diluted loss per
share                             (0.00)                 (0.03)                   -

Weighted average number of
common
shares outstanding            1,018,696                412,198                    -



See accompanying notes and review report of independent registered public accounting firm


                                      ANDAIN, INC.
                            (A Development Stage Company)
                          STATEMENT OF STOCKHOLDERS' DEFICIT
            PERIOD OF JULY 23, 2004 (INCEPTION) TO SEPTEMBER 30, 2005
                                     (Unaudited)



                                                                 Additional                   Total
                                 Common Stock   Subscriptions     Paid-in     Accumulated Stockholders'
                                Shares    Amount  Receivable      Capital       Deficit      Equity
Inception (July 23, 2004)              -  $    -    $    -        $    -        $     -     $      -
Net loss                               -       -         -             -              -            -

Balance, September 30, 2004            -       -         -             -              -            -
Net loss                               -       -         -             -         (7,270)      (7,270)

Balance, December 31, 2004             -       -         -             -         (7,270)      (7,270)

Common stock subscribed                -       -      (100)            -              -         (100)
Common stock issued
  at $0.001 for cash             100,000     100         -             -              -          100
Common stock subscriptions
received                               -        -      100             -              -          100
Common stock issued
  at $0.001 for legal
services                          10,000       10        -             -              -           10
Net loss                                                                         (8,655)      (8,655)

Balance, March 31, 2005          110,000      110         -            -        (15,925)     (15,815)
Net loss                                                                           (834)        (834)

Balance, June 30, 2005           110,000      110          -           -        (16,759)     (16,649)
Common stock issued to reduce
  stockholder loan             1,900,000    1,900          -           -              -        1,900
Net loss                                                                         (2,005)      (2,005)

Balance, September 30, 2005    2,010,000    2,010          -           -         18,764)     (16,754)



See accompanying notes and review report of independent registered public accounting firm


                                        ANDAIN, INC.
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                           For the Nine        From Inception
                                            Months Ended       (July 23, 2004)
                                            September 30,      to September 30,
                                                2005           2004      2005

Operating activities:
  Net loss                                   $  (11,494)      $     - $(18,764)
  Changes in operating assets
     and liabilities:
Prepaid expenses                                    800             -        -
     Accounts payable                             2,585             -    2,585
     Shares issued for legal services                10             -       10

   Net cash used in operating activities         (8,099)            -  (16,169)

Investing activities:                                 -             -        -

Financing activities:
  Shares issued for cash                            100             -      100
  Net advances from stockholder                   7,999             -   16,069

   Net cash provided by financing activities      8,099             -   16,169

Increase in cash and cash equivalents                 -             -        -

Cash and cash equivalents,
   beginning of period                                -             -        -

Cash and cash equivalents, end of period              -             -        -

Supplemental schedule of cash flow activities:
   Cash paid for:
      Interest                                        -             -        -
      Income taxes                                    -             -        -

Noncash investing and financing activities:
 Stock issued to reduce stockholder loan          1,900             -    1,900


See accompanying notes and review report of independent registered public accounting firm


                                       ANDAIN, INC.
                              (A Development Stage Company)
                              NOTES TO FINANCIAL STATEMENTS
                                    September 30, 2005
                                        (Unaudited)

NOTE 1 - PRESENTATION AND ORGANIZATION

The accompanying unaudited financial statements include the accounts of Andain, Inc., a Nevada corporation ("Company").
These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company=s most recent annual financial statements for the period of inception (July 23, 2004) to January 12, 2005 in a Form 10-SB/A filed with the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2005.

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

Accounting Method and Interim Financial Reporting.

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31. The Company's management has determined that the accounting policies used to account for the interim periods of the nine and three months ended September 30, 2005 are in accordance with accounting principles generally accepted in the United States of America, applied on a consistent basis.

Provision for Taxes.

At September 30, 2005, the Company had net operating loss carryforwards of $18,764 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

The income tax benefit for the nine months ended September 30, 2005 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate            $    (4,022)
Valuation allowance                                   4,022

Total                                                     -

If substantial changes in the Company's ownership should occur, there may be an annual limitation of the amount of net operating loss carryforwards that may be utilized by the Company.

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

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.
There are no dilutive securities at September 30, 2005 for purposes of computing fully diluted earnings per share.

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

NOTE 4 - STOCKHOLDERS' DEFICIT

On December 10, 2004, the Board of Directors resolved to issue
110,000 shares of common stock at $0.001 per share to the
founders of the Company.   The shares were issued on January 10,
2005 in exchange for $100 in cash and $10 of legal services.

On August 17, 2005, the Company issued 1,900,000 shares of common stock at $0.001 per share to its majority stockholder for total value of $1,900 to reduce reimbursements payable to the majority stockholder (see Note 5).

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company relies on its majority stockholder for payment of its expenses during its development stage. Since inception, this stockholder had accumulated reimbursements totaling $16,069. The advances are non-interest bearing and due on demand. Interest has not been imputed due to its immaterial impact on the financial statements. On August 17, 2005, the Company issued common stock valued at $1,900 to this stockholder (see Note 4),
reducing the amount owed at September 30, 2005 to $14,169.    Of
the expenses, $10,020 was for legal fees incurred with the Company's attorney, who is a minority stockholder of the Company.

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

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

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

     There are no present plans, proposals, arrangements or understandings to offer the shares of the post-merger companies to third parties if any mergers occur, and there is not a marketing plan to distribute the shares of the post-merger companies to third parties. The officers and directors of the Company have not had any preliminarily contact, agreements or understandings with anyone to help sell these shares.

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

     The Company incurred a net loss of $7,270 for the period from inception (July 23, 2004) through January 12, 2005, a net loss of $11,494 for the nine months ended September 30, 2005, and a net loss of $18,764 from inception (July 23, 2004) to September 30, 2005. As of September 30, 2005, the Company has an accumulated deficit of $18,764. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(j)  Control by Majority Stockholder, and Officers and Directors,
Over Affairs of the Company May Override Wishes of Other
Stockholders.

     The majority stockholder of the Company owns common stock equal to approximately 99% of the outstanding shares of the Company's common stock. As a result, this stockholder has the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

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

(o) No Cumulative Voting May Affect Ability of Some Stockholders to Influence Management of Company.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange
Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer and our principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive officer and our principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.

     There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the quarter ended on September 30, 2005, all sales of unregistered (restricted) securities have previously been reported in a Form 8-K. There have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended September 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Andain, Inc.


Dated: November 14, 2005               By: /s/  Sam Shlomo Elimelech
                                       Sam Shlomo Elimelech, President


Dated: November 14, 2005               /s/ Gai Mar-Chaim
                                       Gai Mar-Chaim,
                                       Secretary/Treasurer
                                       (principal financial officer)

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