Form 10KSB
period 2005-12-31
ANDAIN, INC.
filed 2006-04-17
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                          COMMISSION FILE NUMBER: 0-51216

                                  ANDAIN INC.
            (Exact Name of Company as Specified in its Charter)

                     Nevada                             72-1530833
(State or Other Jurisdiction of Incorporation        (I.R.S. Employer
                  or Organization)                   Identification No.)

       5190 Neil Road, Suite 430, Reno, Nevada              89502
       (Address of Principal Executive Offices)          (Zip Code)

               Company's telephone number:  (775) 333-5997

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: common stock, $0.001 par value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X       No         .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     Indicate by check mark if the Company is required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934.  Yes    X       No          .

     Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): Yes
X        No            .

     The Company had no revenues for the fiscal year ended on December 31, 2005. As of March 31, 2006, the Company had 2,010,000 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No    X .

                                   TABLE OF CONTENTS

PART I.                                                                 PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                           4

ITEM 2.   DESCRIPTION OF PROPERTY                                           5

ITEM 3.   LEGAL PROCEEDINGS                                                 5

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               6

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                                   6

ITEM 6.   PLAN OF OPERATION                                                 6

ITEM 7.   FINANCIAL STATEMENTS                                             20

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                           20

ITEM 8A.  CONTROLS AND PROCEDURES                                          21

ITEM 8B   OTHER INFORMATION                                                22

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                                22

ITEM 10.  EXECUTIVE COMPENSATION                                           24

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS           25

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   26

ITEM 13.  EXHIBITS                                                         26

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                           26

SIGNATURES                                                                 28


PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     Andain Inc., a Nevada corporation ("Company"), was incorporated on July 23, 2004. The address for the Company is: 5190 Neil Road, Suite 430, Reno, Nevada 89502; its telephone number is:
(775) 333-5997.

Business of the Company.

     The Company was formed specifically to be a "blank check" corporation for the purpose of either merging with or acquiring an operating company with operating history and assets. The Company has had no operations to date and has no debt liabilities. The Company has not been involved in any bankruptcy, receivership or similar proceeding. The Company has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company believes that an attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act"), without any history of prior business failures, litigation or prior regulatory problems.

     The Company has been in the developmental stage since inception and has conducted virtually no business operations, other than organizational activities and preparation of the registration statement on Form 10-SB. The Company has no full-time employees and owns no real estate or personal property.

     The Company voluntarily filed the registration statement on Form 10-SB in order to become a 12(g) registered company under the Exchange Act. As a "reporting company," the Company may be more attractive to a private acquisition target because its common stock shares may thereby be quoted on the OTC Bulletin Board.

     As a result of filing its registration statement on Form 10-
SB, the Company is obligated to file with the Securities and Exchange Commission ("SEC") certain interim and periodic reports including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports as required under the Exchange Act.

     Since it registration statement has cleared comments by the SEC, the Company has sought, and will continue to seek, business opportunities. Such opportunities may come to the Company's attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that no funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

     To date, the Company has neither identified any business opportunity that it plans to pursue, nor have the Company's officers and directors had any preliminary contact or discussion with any specific candidate for acquisition. There are no agreements, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction. In addition, there are no business combinations or mergers pending or that have occurred involving the Company. There can be no assurance that the Company's proposed plan of operation will be successful.

     The Company is a "blank check" company, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance stockholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     The SEC and certain states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. The Company does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein. The Company will not undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan and it is no longer
classified as a blank check company.    Further, the Company's
officers and directors have expressed their intention not to sell their respective shares of the Company's common stock except in connection with or following a business combination resulting in the Company no longer being classified as a blank check company.

     The Company's plans are in the conceptual stage only. There is no relationship between the particular name of the Company and the Company's intended business plan. If successful in completing a merger or acquisition, the Company expects that it would change its name to reflect the marketing goals of the business combination.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains a mailing address at the office of its corporate agent, Corporate Service Center, located at 5190 Neil Road, Suite 430, Reno, Nevada 89502. The Company pays an annual fee for use of this address and a telephone number. These offices are currently adequate for the needs of the Company.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     Currently, there is no public trading market for the Company's common stock. In order to qualify for listing on the Over the Counter Bulletin Board, the Company must comply with the eligibility rules of the Bulletin Board (that is, all listed companies must be reporting companies), and accordingly the Company has filed and cleared comments on a Form 10-SB registration statement with the Securities and Exchange Commission. When the Company adds an an active business to its corporate structure, then it intends to apply for eligibility for quotation on the Bulletin Board.

Holders of Common Equity.

     As of March 31, 2006, there were two stockholders of record of the Company's common stock.

Dividends.

     The Company has not declared or paid a cash dividend to stockholders since it was organized. The Board of Directors presently intends to retain any earnings to finance the Company's operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     All sales of unregistered (restricted) securities during the fiscal year ended on December 31, 2005 have been previously reported either in a Form 10-QSB or in a Form 8-K.

     There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended December 31, 2005.

ITEM 6.  PLAN OF OPERATION.

     The following plan of operation is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

     The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As of the date of this Form 10-KSB, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officers and directors nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Management.

     The Company is in the development stage and currently has no full-time employees. Sam Shlomo Elimelech and Gai Mar-Chaim are the Company's only officers and directors. The officers and directors have agreed to allocate a portion of their time to the activities of the Company after the effective date of the registration statement without compensation. Potential conflicts may arise with respect to the limited time commitment by these individuals and the potential demands of the Company's activities. See Item 7, "Certain Relationships and Related Transactions."

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

     The Company may merge with a company that has retained one or more consultants or outside advisors. In that situation, the Company expects that the business opportunity will compensate the consultant or outside advisor. As of the date of this filing, there have been no discussions, agreements or understandings with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company. Consequently, the Company is unable to predict how the amount of such compensation will be calculated at this time. The officers and directors of the Company will not receive any such compensation from the target company.

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

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

     The Company became subject to the reporting requirements of the Exchange Act sixty days after filing its initial registration statement on Form 10-SB. Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. Acquisition candidates that do not have or are unable to obtain the required audited statements may not be considered appropriate for acquisition. The Company will not acquire or merge with any entity that cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction. The audited financial statements of the acquired company must be furnished within 64 days following the effective date of a business combination.

     When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Form 8-K12g-3 current report the same kind of information that would appear in a registration statement, including audited and pro forma financial statements. The SEC treats these Form 8-K12g-3 filings in the same way it treats the registration statements on Form 10-SB filings. The SEC subjects them to its standards of review selection, and the SEC may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the SEC has determined that it will not review the 8-K12g-3 filing or all of the comments have been cleared by the SEC.

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

     The Company intends to seek to carry out its business plan as discussed herein. In order to do so, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this registration statement, and in conjunction with future compliance with its on-going reporting obligations. Because the Company has no capital with which to pay these anticipated expenses, the officers and directors of the Company have agreed that they will, on behalf of the Company, pay all expenses of the Company as they may be incurred with their funds. Such payments will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such expenses.
There is no minimum or maximum amount the officers and directors will pay on behalf of the Company. The officers and directors have agreed to continue to pay those expenses until the Company completes a business combination. Should the officers and directors fail to pay such expenses, the Company has not identified any alternative sources, there is substantial doubt about the Company's ability to continue as a going concern. The Company currently does not intend to raise funds, either debt or equity, from investors while the Company is a blank check company, and the Company will not borrow any funds to make any payments to the Company's promoter, management or his affiliates or associates.

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

     The Company incurred a net loss of $12,118 for the year ended December 31, 2005, a net loss of $7,270 for the period from inception (July 23, 2004) through December 31, 2004, and a net loss of $19,388 for the period of inception (July 23, 2004) through December 31, 2005. As of December 31, 2005, the Company has an accumulated deficit of $19,388. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(i) Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

     In its report dated March 31, 2006, the Company's independent auditor stated that the financial statements for the periods ended December 31, 2005 and 2004 were prepared assuming that the company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to execute a business combination and thereafter to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

     Therefore, the success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the Company unless he is willing to entrust all aspects of the management of the company to the officers and directors.

(k) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

     The Company's success may be dependent upon the hiring of qualified administrative personnel. None of the Company's officers and directors has an employment agreement with the Company; therefore, there can be no assurance that these personnel will remain employed by the Company after the termination of such agreements. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects in that replacement personnel may not understand the proposed business of the company. Also, the Company does not carry any key person insurance on any of the officers and directors of the Company.

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

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include use of estimates in the preparation of financial statements. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

     The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Forward Looking Statements.

     This Form 10-KSB registration statement contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends,"
"forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Company's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, and its critical accounting policies.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements for the year ended December 31, 2005, the period of inception (July 23, 2004) through December 31, 2004, and the period of inception (July 23, 2004) through December 31, 2005 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on January 1, 2006, Child, Sullivan & Company, the independent registered public accounting firm who was previously engaged as the principal accountant to audit the Company's financial statements, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Child, Sullivan & Company. The decision to change principal accountants was approved by the Company's Audit Committee and subsequently approved by the Board of Directors.

     Child, Sullivan & Company audited the Company's financial statements for the period from July 23, 2004 (inception) through January 12, 2005. This firm's report on these financial statements was modified as to uncertainty that the Company will continue as a going concern; other than this, the accountant's report on the financial statements for that period neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the period from July 23, 2004 (inception) through January 12, 2005, and the subsequent interim period preceding such change, there were no disagreements with Child, Sullivan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred during the period from July 23, 2004 (inception) through January 12, 2005, and the subsequent interim period preceding such change

     (b) On January 1, 2006, the Company engaged Child, Van Wagoner & Bradshaw, PLLC, as successor to Child, Sullivan & Company, as its independent registered public accounting firm to audit the Company's financial statements. During the period from July 23, 2004 (inception) through January 12, 2005, and the subsequent interim period prior to engaging this firm, neither the Company (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities
Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive/financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 8B.  OTHER INFORMATION.

     None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors and executive officers of the Company are set forth below; there are no other promoters or control persons of the Company. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management stockholders and management under which non-management stockholders may directly or indirectly participate in or influence the management of the Company's affairs.

     A company in which the officers and directors were formerly employed, Enterprise Capital AG, is subject to a legal proceeding. Enterprise has a financial dispute with iBIZ Technology Corp., a publicly traded company headquartered in Phoenix Arizona. iBIZ has apparently filed a lawsuit against Enterprise Capital and its affiliates for $400,000 for unsupplied ViKey units in the court of Tel-Aviv, Israel. Enterprise filed a counter lawsuit for $1,150,000 in the same court for unpaid invoices and loans due from iBIZ to Enterprise. It has come to the attention of the Company that this action may have also named Mr. Elimelech, Mr. Mar-Chaim, and Enterprise's parent company, Pangea Investments GmbH; however, this action has never been served on these individuals and this company, and may no longer be pending.

     Pangea Investments GmbH, and its subsidiary Enterprise, are the subject of a lawsuit filed by VKB Inc. based upon $90,000 allegedly due to VKB by Enterprise in connection with certain intellectual properties (the virtual keyboard); Enterprise has filed a counterclaim in this action. Mr. Elimelech, Mr. Mar-Chaim have also been named in this action.

(a)  Sam Shlomo Elimelech, President/Director.

     Mr. Elimelech, age 48, has executive and multidisciplinary technical experience and has founded and led several hi-tech companies in the communication field. During the period of 1982 to 2000, he had extensive executive, management and technical experience in telecommunications. From January 2000 to June 2002, Mr. Elimelech served as a director and CEO of Impact Active Team providing executive consulting for the company's turn-around process up to an IPO. For the period of July 2002 to the present, he has served as an investment manager of Pangea Investments GmbH's office in Israel, and from July 2003 to September 2005, he was an investment manager in Pangea's subsidiary, Enterprise Capital AG.

(b)  Gai Mar-Chaim, Secretary/Treasurer/Director.

     Mr. Mar-Chaim, age 43, has extensive experience of 17 years in strategic planning for more than 300 hi-tech companies. In May 1987 he joined P.O.C., a leading management-consulting firm in Israel, an affiliate of Arthur D. Little, and managed its technology & industrial division. In January 2000, Mr. Mar-Chaim joined Fantine Group, a business development and venture capital group, and managed its management consulting practice; in December 2000, he left this firm to resume his consulting activities at P.O.C. In June 2002 he joined Pangea Investments GmbH, a Swiss-based investment company, as an investment manager in its Israel office and in July 2003 joined Enterprise Capital AG as an investment manager, a position he held until September 2005. Mr. Mar-Chaim holds a Masters of Business Administration (finance) degree from Tel Aviv University.

     The two directors/officers of the Company have no prior experience with a blank check company.

Compliance with Section 16(a) of the Securities Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) during fiscal 2005, and certain written representations from executive officers and directors, the Company is aware that the following required reports were not timely filed: (a) the Form 3's for Mr. Elimelech, Mr. Mar-Chaim, and Mr. Marthaler (the controlling person of Pangea Investments) were filed two days after the Form 10-SB registration statement became effective; and (b) the Form 4 reflecting the acquisition of shares by Pangea Investments on August 16, 2005 was filed on August 22, 2005. Other than these reports, the Company is unaware of any other required reports that were not timely filed.

Code of Ethics.

     The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted such a code of ethics because all of management's efforts have been directed to acquiring a business for the Company; at a later time, the board of directors may adopt such a code of ethics.

Committees of the Board Of Directors.

     The Company presently does not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees, except for an Audit Committee (see Item 14).

ITEM 10.  EXECUTIVE COMPENSATION.

     (a) The current officers and directors have not received any compensation to date. They will not be remunerated until the Company acquires a business.

     (b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Company.

     (c) No remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director since there is no existing plan that provides for such payment, including a stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of March 31, 2006 (2,010,000 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all of the current directors and executive officers of the Company as a group:

Title of Class   Name and Address               Amount of       Percent of
                 of Beneficial Owner            Beneficial        Class
                                                Ownership(1)

Common Stock     Pangea Investments GmbH        2,000,000 (2)      99.50%
                 160 Churerstrasse,
                 CH-8088
                 Pf,ffikon/SZ,
                 Switzerland (2)

Common Stock     Sam Shlomo Elimelech,                  0           0.00%
                 160 Churerstrasse,
                 CH-8088
                 Pf,ffikon/SZ,
                 Switzerland

Common Stock     Gai Mar-Chaim                          0           0.00%
                 160 Churerstrasse,
                 CH-8088
                 Pf,ffikon/SZ,
                 Switzerland

Common Stock     Shares of all directors and            0           0.00%
                 executive officers as a
                 group (2 persons)

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them. None of these individuals holds any convertible securities.

(2) This stockholder is controlled by Ralph W. Marthaler. The officers and directors of the Company own no equity interest in the stockholder or have any control over the voting or disposition of the shares owned by this stockholder in the Company.

     Neither the officers and directors of the Company, nor any company they directly or indirectly control, has entered into any arrangements, agreements (including derivative agreements), or contracts that give or will give anyone else an interest in the Company. The officers and directors have not used the shares of this Company to secure a loan.

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company has not adopted any equity compensation plans.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     On August 16, 2005, the Company issued 1,900,000 shares of the Company's common stock to Pangea Investments GmbH, valued at $1,900 ($0.001 per share). Pangea Investments is the majority shareholder of Company and by this issuance of stock is being reimbursed for providing expenses to the Company in the amount of $1,900.

     For the transaction noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its stockholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Certain of the Company's directors are engaged in other businesses, either individually or through corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and such directors. The Company will attempt to resolve such conflicts of interest in the Company's favor.

ITEM 13.  EXHIBITS.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC (formerly Child, Sullivan & Company) (the "Accountants") for the audit of the Company's annual financial statements, and review of financial statements included in the Company's Form 10-QSB's: 2005:
$1,400; 2004: $1,485.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountants for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountants, other than the services reported above: $0.

Audit Committee.

     The Company's audit committee consists of Mr. Elimelech and Mr. Mar-Chaim, neither of which is an independent director. The audit committee has not adopted a written charter. Mr. Mar-Chaim has been designated as the Audit Committee's "financial expert" as defined in
Item 401(e) of Regulation S-B.

     The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board. Such responsibilities include, are not limited to, the selection, and if necessary the replacement, of the Company's independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

     The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Andain, Inc.


Date: April 14, 2006                   By: /s/  Sam Shlomo Elimelech
                                       Sam Shlomo Elimelech, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

         Signature                    Title                 Date

/s/ Sam Shlomo Elimelech        President/Director       April 14, 2006
Sam Shlomo Elimelech

/s/ Gai Mar-Chaim               Secretary/Treasurer      April 14, 2006
Gai Mar-Chaim                   (principal financial
                                officer)/Director


                    Child, Van Wagoner & Bradshaw, PLLC
          A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS
       1284 W. Flint Meadow Dr., Kaysville, UT, 84037 Ph. 801-927-1337
                              Fax 801-927-1344

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Andain, Inc.

We have audited the balance sheets of Andain, Inc. (a development stage company) (the Company) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2005, the period of inception (July 23, 2004) through December 31, 2004, and the period of inception (July 23, 2004) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andain, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005, the period of inception (July 23, 2004) through December 31, 2004, and the period of inception (July 23, 2004) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 31, 2006


                              ANDAIN, INC.
                      (A Development Stage Company)
                            BALANCE SHEETS

                                                        December 31,
                                                     2005         2004
                                ASSETS

Total assets                                         $      -     $      -

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                        3,186            -
Note payable - stockholder (Note 5)                    14,192        7,270

   Total current liabilities                           17,378        7,270

   Total liabilities                                   17,378        7,270

Stockholders' deficit (Note 4):
   Preferred stock at $0.001 par value;
   authorized 10,000,000 shares;
   no shares issued and outstanding                         -            -

   Common stock at $0.001 par value;
   authorized 500,000,000 shares;
   2,010,000 shares issued and outstanding              2,010            -

Deficit accumulated during development stage          (19,388)      (7,270)

   Total stockholders' deficit                        (17,378)      (7,270)

Total liabilities and stockholders' deficit          $      -      $      -

               See accompanying notes to the financial statements


                                 ANDAIN, INC.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS


                                                            For the
                                                           Year Ended        For the Period of Inception
                                                           December 31,     (July 23, 2004) to December 31,
                                                               2005                2004       2005
Revenue                                                    $     -               $     -     $      -

Expenses:
General, administrative, organization, & related expenses   12,118                 7,270       19,388

Net loss and deficit accumulated
  during development stage                                $(12,118)              $(7,270)    $(19,388)

Basic and diluted loss per share                          $ (0.015)              $ (0.00)
Weighted average number of common shares outstanding        814,932                   0


                          See accompanying notes to the financial statements


                                     ANDAIN, INC.
                          (A Development Stage Company)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
            PERIOD OF JULY 23, 2004 (INCEPTION) TO DECEMBER 31, 2005



                                                                   Additional                    Total
                                   Common Stock   Subscriptions     Paid-in     Accumulated  Stockholders'
                                  Shares   Amount   Receivable      Capital       Deficit      Deficit
Inception (July 23, 2004)               -  $       -  $     -       $       -    $      -    $      -
Net loss                                -          -        -               -           -           -

Balance, September 30, 2004             -          -        -               -           -           -
Net loss                                                                           (7,270)     (7,270)

Balance, December 31, 2004              -          -        -               -      (7,270)     (7,270)

Common stock subscribed                 -          -     (100)              -           -        (100)
Common stock issued
  at $0.001 for cash              100,000        100        -               -           -         100
Common stock subscriptions
received                                -          -      100               -           -         100
Common stock issued
  at $0.001 for legal services     10,000         10        -               -           -          10
Net loss                                                                           (8,655)     (8,655)

Balance, March 31, 2005           110,000        110        -               -     (15,925)    (15,815)
Net loss                                                                             (834)       (834)

Balance, June 30, 2005            110,000        110        -               -     (16,759)    (16,649)
Common stock issued to reduce
  stockholder loan              1,900,000      1,900        -               -           -       1,900
Net loss                                                                           (2,005)     (2,005)

Balance, September 30, 2005     2,010,000      2,010        -               -     (18,764)    (16,754)

Net loss                                                                             (624)       (624)

Balance, December 31, 2005      2,010,000  $   2,010  $     -       $       -    $(19,388)   $(17,378)


                        See accompanying notes to the financial statements


                                          ANDAIN, INC.
                                (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS


                                                            For the
                                                           Year Ended        For the Period of Inception
                                                           December 31,     (July 23, 2004) to December 31,
                                                               2005                2004       2005
Operating Activities:
  Net loss                                                 $  (12,118)           $   (7,270) $  (19,388)
  Adjustments to reconcile net loss to
  net cash used in operations:
  Shares issued for legal services                                 10                     -          10
  Note payable issued to stockholder
  for payment of operating expenses                             8,822                 7,270      16,092
  Changes in operating assets and liabilities:
  Accounts payable                                              3,186                     -       3,186
Net cash used in operating activities                            (100)                    -        (100)

Investing Activities:                                               -                     -           -

Financing Activities:
  Shares issued for cash                                          100                     -         100
Net cash provided by financing activities                         100                     -         100

Increase in cash and cash equivalents                               -                     -           -

Cash and cash equivalents, beginning of period                      -                     -           -

Cash and cash equivalents, end of period                   $        -            $        -  $        -

Supplemental schedule of cash flow activities:
   Cash paid for:
   Interest                                                $        -            $        -  $        -
   Income taxes                                            $        -            $        -  $        -

Noncash investing and financing activities:
Stock issued to reduce stockholder loan                    $    1,900            $        -  $    1,900


                     See accompanying notes to the financial statements

                                      ANDAIN, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                         FOR THE YEAR ENDED DECEMBER 31, 2005,
             THE PERIOD OF INCEPTION (JULY 23, 2004) TO DECEMBER 31, 2004,
           AND THE PERIOD OF INCEPTION (JULY 23, 2004) TO DECEMBER 31, 2005

NOTE 1 - PRESENTATION AND ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 23, 2004 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. Among the disclosures required by SFAS No. 7, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and cash flows disclose activity since the date of the Company's inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provision for Taxes.

At December 31, 2005, the Company had net operating loss carryforwards of $19,388 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

The income tax benefit for the year ended December 31, 2005 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate                         $    (4,241)
Valuation allowance                                                4,241

Total                                                        $         -

If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards that may be utilized by the Company.

Cash Equivalents.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The
Company had no cash or equivalents at December 31, 2005.

Estimates

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

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period. There are no dilutive securities at December 31, 2005 for purposes of computing fully diluted earnings per share.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer non-cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock.

On December 10, 2004, the Board of Directors resolved to issue 110,000 shares of common stock at $0.001 per share to one company and one
individual.   The shares were issued on January 10, 2005 in exchange
for $100 in cash and $10 of legal services.

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

Preferred Stock.

The Company has authorized, but not issued, 10,000,000 shares of preferred stock, par value $0.001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the stockholders.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company relies on its majority stockholder for payment of its expenses during its development stage. Since inception, this stockholder had accumulated reimbursements totaling $16,092. On August 17, 2005, the Company issued common stock valued at $1,900 to this Stockholder (see Note 4), reducing the amount owed at December
31, 2005 to $14,192.    Of the expenses, $10,020 was for legal fees
incurred with the Company's attorney, who is a minority stockholder of the Company.


                               EXHIBIT INDEX

Number                          Description

3.1 Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on July 6, 2005).

3.2     Bylaws, dated August 1, 2004 (incorporated by reference to
        Exhibit 3.2 of the Form 10-SB/A filed on July 6, 2005).

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

31.1    Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo
        Elimelech (filed herewith).

31.2    Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim
        (filed herewith).

32 Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).