Form 10QSB
period 2006-03-31
ANDAIN, INC.
filed 2006-05-15
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

          _____________________________________________________
  (Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                  Last Report)

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

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  BALANCE SHEET AS OF MARCH 31, 2006                        4

                  STATEMENTS OF OPERATIONS FOR THE
                  THREE MONTHS ENDED MARCH 31, 2006
                  AND MARCH 31, 2005,AND FOR THE PERIOD
                  OF INCEPTION (JULY 23, 2004) TO MARCH 31, 2006            5

                  STATEMENTS OF CASH FLOWS FOR THE
                  THREE MONTHS ENDED MARCH 31, 2006
                  AND MARCH 31, 2005, AND FOR THE PERIOD
                  OF INCEPTION (JULY 23, 2004) TO MARCH 31, 2006            7

                  NOTES TO FINANCIAL STATEMENTS                             8

         ITEM 2.  PLAN OF OPERATION                                        11

         ITEM 3.  CONTROLS AND PROCEDURES                                  23

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        24

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                           24

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          24

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                      25

         ITEM 5.  OTHER INFORMATION                                        25

         ITEM 6.  EXHIBITS                                                 25

SIGNATURES                                                                 25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                 ANDAIN, INC.
                       (A Development Stage Company)
                                BALANCE SHEET
                                MARCH 31, 2006
                                  (Unaudited)

                                    ASSETS

Prepaid expenses                                                 $    1,100

Total assets                                                     $    1,100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                        800
Note payable - stockholder (Note 5)                                  18,670

   Total current liabilities                                         19,470

Total liabilities                                                    19,470

Stockholders' deficit (Note 4):
   Preferred stock at $0.001 par value;
   authorized 10,000,000 shares;
   no shares issued and outstanding                                       -

Common stock at $0.001 par value;
authorized 500,000,000 shares;
2,010,000 shares issued and outstanding                               2,010

Deficit accumulated during development stage                        (20,380)

   Total stockholders' deficit                                      (18,370)

Total liabilities and stockholders' deficit                           1,100

                 See Accompanying Notes to Financial Statements


                                   ANDAIN, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                      For the Three          For the Three          From Inception
                                       Months Ended           Months Ended          (July 23, 2004)
                                      March 31, 2006         March 31, 2005        to March 31, 2006
Revenue                               $        -             $        -            $        -
Expenses:
General, administrative,
organization, & related expenses             992                  8,655                20,380
Net loss and deficit accumulated
  during development stage                  (992)                (8,655)              (20,380)

Basic and diluted loss per share           (0.00)                (0.089)
Weighted average number of common
   shares outstanding                   2,010,000                97,778




                      See Accompanying Notes to Financial Statements


                                     ANDAIN, INC.
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                           For the Three          For the Three          From Inception
                                            Months Ended           Months Ended          (July 23, 2004)
                                           March 31, 2006         March 31, 2005        to March 31, 2006
Operating Activities:
  Net loss                                 $      (992)           $     (8,655)         $     (20,680)
  Adjustments to reconcile net loss
   to net cash used in operations:
Shares issued for legal services                     -                      10                     10
Note payable issued to stockholder
for payment of operating expenses                1,292                   7,060                 18,670
Changes in operating assets
  and liabilities:
  Prepaid assets                                (1,100)
  Accounts payable                                 800                   1,485                      -
Net cash used in operating activities                -                    (100)                (2,000)

Investing Activities:                                -                       -                      -

Financing Activities:
  Shares issued for cash                             -                     100                    100
Net cash provided by financing activities            -                     100                    100

Increase in cash and cash equivalents                -                       -                      -

Cash and cash equivalents,
   beginning of period                               -                       -                      -

Cash and cash equivalents, end of period             -                       -                      -

Supplemental schedule of cash flow activities:
   Cash paid for:
      Interest                                       -                       -                      -
      Income taxes                                   -                       -                      -

Noncash investing and financing activities:
  Stock issued to reduce stockholder loan            -                       -                  1,900




                   See Accompanying Notes to Financial Statements


                                     ANDAIN, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 2006
                                   (Unaudited)

NOTE 1 - PRESENTATION AND ORGANIZATION

The accompanying unaudited financial statements include the accounts of Andain, Inc., a Nevada corporation ("Company"). These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company=s most recent annual financial statements for the period of inception (July 23, 2004) to December 31, 2005 in a Form 10-KSB filed with the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the periods ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2006.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provision for Taxes.

At March 31, 2006, the Company had net operating loss carryforwards of $20,680 that may be offset against future federal taxable income through 2026. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

The income tax benefit differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate                         $  (7,238)
Valuation allowance                                              7,238

                                          Total              $       -

Deferred tax assets (liabilities) at March 31, 2006 are comprised of the following:

Net operating loss carryforwards                             $   7,238
Valuation allowance                                             (7,238)

Net                                                          $       -

If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards that may be utilized by the Company.

Cash Equivalents.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The
Company had no cash or equivalents at March 31, 2006.

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

Basic Loss Per Common Share.

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period. There are no dilutive securities at March 31, 2006 for purposes of computing fully diluted earnings per share.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company relies on its majority stockholder for payment of its expenses during its development stage. Since inception, this stockholder had accumulated reimbursements totaling $20,570. On August 17, 2005, the Company issued common stock valued at $1,900 to this Stockholder (see Note 4), reducing the amount owed at March 31,
2006 to $18,670.    Of the expenses, $10,020 was for legal fees
incurred with the Company's attorney, who is a minority stockholder of the Company.

ITEM 2.  PLAN OF OPERATION.

     The following plan of operation is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

     The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As of the date of this Form 10-QSB, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officers and directors nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

     The Company incurred a net loss of $7,270 for the period from inception (July 23, 2004) through December 31, 2004, a net loss of $12,118 for the year ended December 31, 2005, and a net loss of $20,380 for the period of inception (July 23, 2004) through March 31, 2006. As of March 31, 2006, the Company has an accumulated deficit of $20,380. These factors raise substantial doubt about the Company's ability to continue as a going concern. In fact, the audit report of the independent registered public accounting firm for the Company, dated March 31, 2006, raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern.

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

(g)  Probable Change in Control and Management.

     In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current majority stockholder of the Company may agree to sell or transfer all or a portion of the Company's common stock it owns to provide the target company with majority control.
The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

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

(q)  Failure to Maintain Market Makers May Affect Value of Company's
Stock.

     If the Company attains listing on the Over the Counter Bulletin Board and thereafter is unable to maintain National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.

     There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no sales of unregistered (restricted) securities in the three months ended March 31, 2006. There have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2006.

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

                                       Andain, Inc.


Dated: May 12, 2006                    By: /s/  Sam Shlomo Elimelech
                                           Sam Shlomo Elimelech, President


Dated: May 12, 2006                       /s/ Gai Mar-Chaim
                                          Gai Mar-Chaim,
                                          Secretary/Treasurer (principal
                                          financial officer)

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