Form 10QSB
period 2006-06-30
ANDAIN, INC.
filed 2006-08-17
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2006

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

     As of July 19, 2006, the Company had 9,980,000 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes         No    X   .

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         BALANCE SHEET AS OF JUNE 30, 2006                              3

         STATEMENTS OF OPERATIONS FOR THE
         THREE AND SIX MONTHS ENDED JUNE 30, 2006
         AND JUNE 30, 2005,AND FOR THE PERIOD
         OF INCEPTION (JULY 23, 2004) TO JUNE 30, 2006                  4

         STATEMENTS OF CASH FLOWS FOR THE
         SIX MONTHS ENDED JUNE 30, 2006
         AND JUNE 30, 2005, AND FOR THE PERIOD
         OF INCEPTION (JULY 23, 2004) TO JUNE 30, 2006                  5

         NOTES TO FINANCIAL STATEMENTS                                  6

ITEM 2.  PLAN OF OPERATION                                             12

ITEM 3.  CONTROLS AND PROCEDURES                                       24

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             25

ITEM 2.  UNREGISTERED SALES OF EQUITY
         SECURITIES AND USE OF PROCEEDS                                25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                           25

ITEM 5.  OTHER INFORMATION                                             25

ITEM 6.  EXHIBITS                                                      28

SIGNATURES                                                             28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                ANDAIN, INC.
                        (A Development Stage Company)
                               BALANCE SHEET
                               JUNE 30, 2006
                                (Unaudited)

                                   ASSETS

Current assets:
Prepaid expenses                                                 $    800

Total assets                                                     $    800

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                 $  2,100
Note payable - stockholder (Note 5)                                19,291

   Total current liabilities                                       21,391

Total liabilities                                                  21,391

Stockholders' deficit (Note 4):
   Preferred stock at $0.001 par value;
   authorized 10,000,000 shares;
   no shares issued and outstanding                                     -

   Common stock at $0.001 par value;
   authorized 500,000,000 shares;
   2,010,000 shares issued and outstanding                          2,010

Deficit accumulated during development stage                      (22,601)

   Total stockholders' deficit                                    (20,591)

Total liabilities and stockholders' deficit                      $    800

                See Accompanying Notes to Financial Statements


                                  ANDAIN, INC.
                         (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                                        From Inception
                           For the Three Months Ended      For the Six Months Ended     (July 23, 2004)
                         June 30, 2006  June 30, 2005     June 30, 2006  June 30, 2005  to June 30, 2006
Revenue                   $      -        $      -                                          $     -
Expenses:
General, administrative,
 organization, & related
expenses                  $  2,221        $    834          $  3,213      $  9,489           22,601

Net loss and deficit
Accumulated during
development stage         $ (2,221)       $   (834)         $ (3,213)     $ (9,489)         $(22,601)

Basic and diluted
loss per share            $  (0.00)       $  (0.01)            (0.00)     $  (0.09)

Weighted average number
of common shares
outstanding              2,010,000         110,000         2,010,000       103,923


                         See Accompanying Notes to Financial Statements


                                       ANDAIN, INC.
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                              For the Six         For the Six       From Inception
                                              Months Ended        Months Ended     (July 23, 2004) to
                                              June 30, 2006       June 30, 2005     June 30, 2006
Operating Activities:
Net loss                                         $  (3,213)          $  (9,489)         $  (22,601)
Adjustments to reconcile net loss to
net cash used in operations:
Shares issued for legal services                         -                  10                  10
Note payable issued to stockholder
for payment of operating expenses                    5,099               6,494              21,191
Changes in operating assets and liabilities:
Prepaid assets                                        (800)                800                (800)
Accounts payable                                    (1,086)              2,085               2,100
Net cash used in operating activities                    -                (100)               (100)

Investing Activities:                                    -                   -                   -

Financing Activities:
Shares issued for cash                                   -                 100                 100
Net cash provided by financing activities                -                 100                 100

Increase in cash and cash equivalents                    -                   -                   -

Cash and cash equivalents,
beginning of period                                      -                   -                   -

Cash and cash equivalents, end of period         $       -            $      -           $       -

Supplemental schedule of cash flow activities:
Cash paid for:
Interest                                         $       -            $      -           $       -
Income taxes                                     $       -            $      -           $       -

Noncash investing and financing activities:
Stock issued to reduce stockholder loan          $       -            $      -           $   1,900


                          See Accompanying Notes to Financial Statements


                                            ANDAIN, INC.
                                  (A Development Stage Company)
                                  NOTES TO FINANCIAL STATEMENTS
                                         JUNE 30, 2006
                                          (Unaudited)

NOTE 1 - PRESENTATION AND ORGANIZATION

The accompanying unaudited financial statements include the accounts of Andain, Inc., a Nevada corporation ("Company").
These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company=s most recent annual financial statements for the period of inception (July 23, 2004) to December 31, 2005 in a Form 10-KSB filed with the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the periods ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2006.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provision for Taxes.

At June 30, 2006, the Company had net operating loss carryforwards of $22,601 that may be offset against future federal taxable income through 2026. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance, which increased by $1,125 and $3,321 during the six months ended June 30, 2006 and 2005, respectively.

The income tax benefit differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate            $        (7,910)
Valuation allowance                                       7,910
                          Total                 $             -

Deferred tax assets (liabilities) at June 30, 2006 are comprised of the following:

Net operating loss carryforwards                $         7,910
Valuation allowance                                      (7,910)
Net                                             $             -

If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards that may be utilized by the Company.

Cash Equivalents.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash or equivalents at June 30, 2006.

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

Basic Loss Per Common Share.

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.
There are no dilutive securities during June 30, 2006 or 2005 for purposes of computing fully diluted earnings per share.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied with cash until a source of funding is secured. The Company will offer non-cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company relies on its majority stockholder for payment of its expenses during its development stage. Since inception, this stockholder had accumulated reimbursements totaling $21,191. On August 17, 2005, the Company issued common stock valued at $1,900 to this Stockholder (see Note 4), reducing the amount owed at
June 30, 2006 to $19,291.    Of the expenses, $10,020 was for
legal fees incurred with the Company's attorney, who is a minority stockholder of the Company. The reimbursable expenses are non-interest bearing. Interest has not been imputed due to the minimal impact on the financial statements. These amounts are due on demand once the Company successfully completes a business combination and has available cash flows.

NOTE 6 - SUBSEQUENT EVENTS

(a) On July 3, 2006, the Company entered into a Technology Purchase Agreement with Pangea Investments GmbH. Pangea is the owner of the intellectual properties, potential patent rights, know-how and research and development in process, and all related technical information, in connection with technology as described in a U.S. patent application filed on June 7, 2006. This application covers a pulmonary inhalation drug delivery system for hydrophobic drug molecules for wet and dry inhalation. The Company is interested in acquiring this technology in order to further develop it into a commercial product in the field of respiratory care of ventilator-associated pneumonia and chronic obstructive pulmonary disease patients. In return for acquiring the rights to use the technology covered by this patent, the Company paid to Pangea 4,500,000 restricted shares of the Company's common stock.

(b) On July 3, 2006, the Company entered into an Acquisition Agreement with Pangea Investments GmbH, the controlling shareholder of the Company. Under this agreement, the Company agreed to purchase from Pangea all of the outstanding common stock of Impact Active Team Ltd, Inc., an Israeli corporation.
In return for acquiring these shares, the Company paid to Pangea 2,500,000 restricted shares of the Company's common stock. Under an Addendum to this Agreement, this transaction is not intended to close until the audited financial statements, and associated pro forma financial statements, of Impact are completed.

Impact is a strategic planning and management services company providing: Active management, strategic business planning, market research, planning and management, sales management, financial planning, strategic alliances investor and public relations.

Impact was originally sold by Sam Shlomo Elimelech, President, and Gai Mar-Chaim, the Company's directors and officers, to Pangea in January 2006. From that time to the date of this agreement, Impact has served as the operational arm of Pangea in Israel. The decision was then made by Pangea, as the controlling shareholder of the Company, to sell Impact to the Company in order to provide a revenue generating business for the Company.

This acquisition will be treated for accounting purposes as a transfer between entities under common control, as detailed in SFAS No. 141, Appendix D, paragraphs 11-18. This is due to the fact that Pangea, the Company's majority shareholder, was the sole owner of Impact, and merely "transferred" its interest in Impact to the Company. Such a transfer is accounted for at cost (resulting in no goodwill).

(c)  On July 3, 2006, the Company entered into a Consulting
Agreement with Pangea Investments GmbH, its controlling shareholder. Under this agreement, which has an initial term of four years, Pangea will provide services in the areas of company foundation and equity growth. As compensation under this agreement Pangea, will be paid the following:

For the period from August                       2,000,000 Andain common
1, 2004 to December 31, 2005                     stock shares (already
                                                 paid and reported in a
                                                 Form 8-K filed on August
                                                 2, 2005)

Monthly Management Fee per person                US $5,000

Expenses as defined in Section 3                 Full reimbursement

Quarterly Bonus - to be                          50,000 unrestricted
delivered on the first                           shares per person
business day of each
quarter, quarterly in arrears

(d)  On July 3, 2006, the Company entered into a Business
Development Services Agreement with Pangea Investments GmbH, its
controlling shareholder.   Under this agreement, which has an
initial term of ten years, Pangea will provide the Company with services that will include business opportunities, technologies, products, and companies synergetic to the Company's operations.
If during the term of this Agreement or within 24 months thereafter the Company will be engaged in a transaction of acquiring technology, products companies, or business in any equity or monitory transaction of any of the business opportunities presented to the Company by Pangea, then the Company will grant Pangea an irrevocable option to acquire a number of the Company's common stock up to 13% of the transaction's value as reflected at the Company's share price at the date that the Company's counterparty signs the transaction agreement.

(e) On July 3, 2006, the Company entered into a Finder's Fee Agreement with Pangea Investments GmbH, its controlling shareholder. Under this agreement, which has an initial term of one month, Pangea is being engaged for the purpose of introducing the Company to potential non United States investors in the equity of the Company. In the event that during the term of this agreement any introduced person or entity enters into an equity investment transaction with the Company for the investment of not less than $500,000 in the aggregate, Pangea would be entitled to receive from the Company in consideration for the Services rendered by it either of the following compensations:

(i) in the event that the said equity investment transaction is entered into at the Agreed Company's Value
(as defined in the agreement), Pangea will receive a fee equal to 13% of the gross dollar amount received by the Company, to be paid by the Company to the Finder within 30 days of receipt of any amount of investment, or

(ii) in the event that the said equity investment transaction is entered into at a Company's value that is higher than the Agreed Company's Value, Pangea will receive, in lieu of the fee mentioned above, such number of shares which is the difference between the number of shares that would have been issued to the investors if the said equity investment transaction would have been entered into on the basis of the Agreed Company's Value and the number of shares actually issued by the Company pursuant to the said equity investment transaction.

The Company will grant Pangea an option to convert the amount due under this agreement into the shares of Company common stock. Such an option will be granted to Pangea by the Company for 36 consecutive months of such finder's fee payments. Pangea will exercise its option to purchase the common stock at the same share price paid by such an investor to the Company entitling Pangea to its fee.

(f) On July 3, 2006, the Company entered into employment agreements with its two officers, Sam Shlomo Elimelech, President, and Gai Mar-Chaim, Secretary/Treasurer. Under these agreements, which are for an indefinite period, these individuals are to be compensated in their positions as officers of the Company. The Company shall pay to the employees, on or before the 9th day of each calendar month, during the term of this Agreement, a gross salary as follows: (a) $10,000 per month with respect to the period commencing on the Effective Date and terminating upon the earlier of: (i) January 1, 2007; (ii) the end of the calendar month during which the Employee will desire to convert the employees due salaries to Company shares of common stock at a share price of $0.10 per share; (b) $15,000 per month with respect to the period commencing upon such conversion and upon expiration of the period set forth in (a) above; and (c) $20,000 per month with respect to the period starting on January 1, 2008. This salary, unless otherwise specifically provided herein, does not include the employment-benefit payments provided by any applicable law. These individuals will also be eligible to have a company car and receive certain other employee benefits.

(g) Under the two agreements discussed in (a) and (b) above, the Company issued a total of 7,000,000 shares of its common stock to Pangea Investments GmbH.

(h) On July 3, 2006, the Company sold 770,000 shares of its common stock to a total of 56 investors for a total consideration of $7,700.00 ($0.01 per share). One of these investors (50,000 shares) is Ralph Marthaler, the controlling person of Pangea Investments GmbH, which is in turn the controlling shareholder of the Company. Other related party investors are Sam Shlomo Elimelech (and nine members of his immediate family) (255,000 shares), the Company's president and a director, and Gai Mar-Chaim (and ten members of his immediate family) (235,000 shares), the Company's treasurer and a director.

ITEM 2.  PLAN OF OPERATION.

     The following plan of operation is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

General Discussion.

     We are a developmental stage enterprise, and have not generated any revenues to date. We have devoted substantially all of our past efforts to seeking an acquisition of a business/assets for the company and complying with our reporting requirements with the Securities Exchange Act of 1934.

     Our current cash and cash equivalents balance will be not be sufficient to fund our operations for the next 12 months. Our ability to continue as a going concern on a longer-term basis will be dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately attain profitability. We raised $7,700 from the issuance of 770,000 common shares pursuant to a Regulation S offering during July 2006. Our continued operations, as well as the implementation of our business plan will depend upon our ability to raise additional funds through bank borrowings and equity or debt financing.

     Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for our common stock will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require it to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of us.

     To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to our existing shareholders.

Technology Purchase Agreement.

     On July 3, 2006, we entered into a Technology Purchase Agreement with Pangea Investments GmbH (see Exhibit 10.2). Pangea is the owner of the intellectual properties, potential patent rights, know-how and research and development in process, and all related technical information, in connection with technology as described in a U.S. patent application filed on June 7, 2006. This application covers a pulmonary inhalation drug delivery system for hydrophobic drug molecules for wet and dry inhalation. We are interested in acquiring this technology in order to further develop it into a commercial product in the field of respiratory care of ventilator-associated pneumonia and chronic obstructive pulmonary disease patients. In return for acquiring the rights to use the technology covered by this patent, we paid to Pangea 4,500,000 restricted shares of our common stock.

     Target Particle Delivery System ("TPDS") is the company business unit that is developing a novel drug delivery system, which we believe will significantly improve the effectiveness and efficiency of delivering antibiotics via inhalation, thus providing a better cure for pulmonary diseases. The main target market for TPDS product is COPD (Chronic Obstructive Pulmonary Disease).

     COPD is an umbrella term used to describe lung disease associated with airflow obstruction. Most generally, emphysema, chronic bronchitis and chronic asthma either alone or in combinations fall into this category. There is continuing debate as to whether this term also includes Asthma (non chronic), however as a general rule, it is not included as, even though it does have obstructive components to it, it is in part reversible, and is more generally considered a restrictive lung disease.

     The symptoms of COPD can range from chronic cough and sputum production to severe disabling shortness of breath. In some individuals, chronic cough and sputum production are the first signs that they are at risk for developing the airflow obstruction and shortness of breath characteristic of COPD. In others, shortness of breath may be the first indication of the disease.

     Smoking is the primary risk factor for COPD. Approximately 80 to 90 percent of COPD deaths are caused by smoking. Female smokers are nearly 13 times as likely to die from COPD as women who have never smoked. Male smokers are nearly 12 times as likely to die from COPD as men who have never smoked. Other risk factors of COPD include air pollution, second-hand smoke, history of childhood respiratory infections and heredity. Occupational exposure to certain industrial pollutants also increases the odds for COPD. A recent study found that the fraction of COPD attributed to work was estimated as 19.2% overall and 31.1% among never smokers.

     Pseudomonas Aeruginosa is an opportunistic pathogen, meaning that it exploits some break in the host defenses to initiate an infection. It causes urinary tract infections, respiratory system infections, dermatitis, soft tissue infections, bacterium, bone and joint infections, gastrointestinal infections and a variety of systemic infections, particularly in patients with severe burns and in cancer and AIDS patients who are immuno-suppressed. Pseudomonas aeruginosa infection is a serious problem in patients hospitalized with cancer, cystic fibrosis, and burns. The case fatality rate in these patients is 50%.

     Ventilator-associated pneumonia ("VAP") can result from such an infection and affects up to 28% of patients receiving
mechanical ventilation in the ICU.   The mortality rate for VAP
ranges from 24 to 50% and can reach 76% in some specific settings or when lung infection is caused by high-risk MDR pathogens common in ICU.

     We intend to carry out the following research and development in this area:

     (i) Development and reformulation of TPDS drug delivery nano-particles carrying the Colistin antibiotics in aerosolized form suitable for home used inhaler in dry and wet forms. TPDS in parallel will develop a cocktail of different antibiotics and anti-inflammatory agents carried by the nano-particles timely releasing each drug and agents for broader treatment.

     (ii) Development of additional 2 different hydrophobic generic antibiotics agents for multi-drug resistant bacteria carried by TPDS nano-particles for life saving treatment to respiratory support patents in intensive care units.

     There is no plan to purchase significant equipment or plant at this tiime. We may acquire additional business synergetic to our current business line; however, we have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition, and neither the Company's officers and directors nor any affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between us and such other company.

     We plan to recruit two employees: pre-clinical trials manager, and regulatory manager.

Acquisition of Impact Active Team Ltd.

     On July 3, 2006, we entered into a Share Purchase Agreement with Pangea Investments GmbH, our controlling shareholder (see
Exhibit 10.1). Under this agreement, we agreed to purchase from Pangea all of the outstanding common stock of Impact Active Team Ltd, Inc., an Israeli corporation. In return for acquiring these shares, we paid to Pangea 2,500,000 restricted shares of our common stock. Under an Addendum to this Agreement, this transaction is not intended to close until the audited financial statements, and associated pro forma financial statements, of Impact are completed (see Exhibit 10.8).

     Impact is a strategic planning and management services company providing: Active management, strategic business planning, market research, planning and management, sales management, financial planning, strategic alliances investor and public relations.

Further Search for Business Opportunities.

     In addition to the above business activities, we will continue to search for business opportunities, particularly toward small and medium-sized enterprises. We do not propose to restrict our search to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to us or our current stockholders. Business opportunities may come to our attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We may pay a finder's fee in connection with any such transaction.

     We will not restrict our search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds to finance the operation of any acquired business opportunity until such time as we have successfully consummated the merger or acquisition transaction.

     The analysis of business opportunities will be under the supervision of our officers and directors. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

     Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

     Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

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

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations May Affect Ability of Company to
Survive.

     We have had very limited prior operations to date and have no record of revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that we will be able to achieve our business plans.
In addition, we have only limited assets. As a result, there can be no assurance that we will generate significant revenues in the future; and there can be no assurance that we will operate at a profitable level. If we are unable to generate sufficient revenues so that it can profitably operate, our business plan will not succeed. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     We incurred a net loss of $7,270 for the period from inception (July 23, 2004) through December 31, 2004, a net loss of $12,118 for the year ended December 31, 2005, and a net loss of $22,601 for the period of inception (July 23, 2004) through June 30, 2006. As of June 30, 2006, we had an accumulated deficit of $22,601. These factors raise substantial doubt about our ability to continue as a going concern.

(b)  Independent Auditors Have Expressed Substantial Doubt About
Our Ability to Continue as a Going Concern.

     In its report dated March 31, 2006, our independent auditor stated that the financial statements for the periods ended December 31, 2005 and 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of an accumulated deficit and recurring losses. We continue to experience net losses. Our ability to continue as a going concern is subject to the ability to execute our business plan and thereafter to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(c)  There is a Scarcity of and Competition for Business
Opportunities and Combinations.

     We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying additional possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with other public "blank check" companies, some of which may also have funds available for use by an acquisition candidate.

(d)  Reporting Requirements May Delay or Preclude Acquisition.

     Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 days following the effective date of a completed business combination. Obtaining audited financial statements is the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to us at the time of effecting a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

(e)  Possible Dilution of Value of Shares Upon a Business Combination.

     A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of our common stock may increase or decrease, perhaps significantly.

(f)  The Proposed Business of TPDS is in a Highly Regulated Industry.

     We intend to develop a pulmonary inhalation drug delivery system for hydrophobic drug molecules for wet and dry inhalation.
This industry is highly regulated in the United States and other countries. Such regulations, any of which could change at any time, may slow or otherwise hinder the development of products by our TPDS division. Until such products are fully developed, there is no way to assess how such regulations will affect these products.

(g)  No Assurance of Successful and Timely Product Development.

     Our proposed TPDS products are in the early stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products.

     There can be no assurance that our product development efforts will be successfully completed. Our proposed development schedule may be affected by a variety of factors, many of which will not be within our control, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, and the availability of necessary funding. In light of the foregoing factors, there can be no assurance that we will be able to complete or successfully commercialize these products. Our inability to successfully complete the development of new products or to do so in a timely manner, could force us to scale back operations.

(h)  Market Acceptance.

     Our success will be dependent, in part, on the market acceptance of our proposed products. Despite the increasing demand for such types of products, our proposed TPDS products represent an advanced approach to the industry, and market acceptance of our proposed products will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness. Even if the advantages of our products are established, we are unable to predict how quickly, if at all, the products will be accepted by the marketplace.

(i)  Protection of Proprietary Rights.

     Our success and ability to compete will be dependent, in part, on the protection of our potential patents, trademarks, trade names, service marks and other proprietary rights. We intend to rely on trade secret and copyright laws to protect the intellectual property that we plan to develop, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop a product that is similar or superior to ours, or that third parties will not copy or otherwise obtain and use our proprietary information without authorization. In addition, certain of our know-how and proprietary technology may not be patentable.

     We may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. There can be no assurance that these third party licenses will be available or will continue to be available to the Companion acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or operating results.

     There is a risk that some of our products may infringe the proprietary rights of third parties. In addition, whether or not our products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against us and we could incur significant expense in defending them. If any claims or actions are asserted against us, we may be required to modify our products or seek licenses for these intellectual property rights. We may not be able to modify our products or obtain licenses on commercially reasonable terms, in a timely manner or at all. Our failure to do so could have a negative affect on its business and revenues.

(j)  Dependence on Suppliers.

     We will depend upon suppliers for components of our proposed products. There is an inherent risk that certain components of our proposed products will be unavailable for prompt delivery or, in some cases, discontinued. We will only have limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we may need to select new suppliers, redesign or reconstruct processes used to manufacture our products. In such an instance, we would not be able to manufacture any products for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

(k)  Control by Majority Stockholder, and Officers and Directors,
Over Affairs of the Company May Override Wishes of Other Stockholders.

     Our majority stockholder owns common stock equal to approximately 73% of the outstanding shares of our common stock. As a result, this stockholder has the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to our management will be made exclusively by our officers and directors. Investors will only have rights associated with stockholders to make decisions that affect us. Accordingly, it could be difficult for the investors hereunder to effectuate control over our affairs.

     Therefore, our success, to a large extent, will depend on the quality of our directors and officers. Accordingly, no person should invest in us unless he or she is willing to entrust all aspects of the management of the company to the officers and directors.

(l) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

     Our success may be dependent upon the hiring of qualified administrative personnel. Although our officers/directors have employment agreements with us, there can be no assurance that these personnel will remain employed by us after the termination of such agreements. Should any of these individuals cease to be affiliated with us for any reason before qualified replacements could be found, there could be material adverse effects on our business and prospects in that replacement personnel may not understand the proposed business of the company. Also, we do not carry any key person insurance on any of our officers/directors.

(m)  Potential Conflicts of Interest May Affect Ability of
Officers and Directors to Make Decisions in the Best Interests of Company.

     Our officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to our business. As a result, certain conflicts of interest may exist between us and our officers and/or directors that may not be susceptible to resolution.

     In addition, conflicts of interest may arise in the area of corporate opportunities that cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to us. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to our board of directors any proposed transaction for our evaluation.

(n) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

     Our articles of incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of our directors for monetary damages arising from a breach of their fiduciary duties as directors. Our bylaws also include provisions to the effect that we may indemnify any director, officer, or employee. Any limitation on the liability of any director, or indemnification of directors, officers, or employees, could result in substantial expenditures being made by us in covering any liability of such persons or in indemnifying them.

(o)  Absence of Cash Dividends May Affect Investment Value of
Company's Stock.

     Our board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of our business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and our general operating and financial conditions, as well as legal limitations on the payment of dividends out of paid-in capital.

(p) No Cumulative Voting May Affect Ability of Some Stockholders to Influence Mangement of Company.

     Holders of the shares of our common stock are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of stockholders will be able to elect all of our directors, and the minority stockholders will not be able to elect a representative to our board of directors.

(q)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Company's Stock.

     The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to us and to our securities.

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

     There has been no public market for our common stock. We intend to have a market maker file an application on behalf of us with the Over the Counter Bulletin Board in order to make a market in our common stock. However, until this happens, if the market maker is successful with such application, and even thereafter, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell our common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Our potential stockholders should also be aware that, according to Securities and Exchange Commission Release No. 34-
29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(r)  Failure To Remain Current In Reporting Requirements Could
Result In Delisting From The Over The Counter Bulletin Board.

     Companies trading on the OTCBB must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If the Company fails to remain current in its reporting requirements, the Company could be delisted from the OTCBB after it becomes so listed.

     In addition, the National Association of Securities Dealers, Inc., which operates the OTCBB, has been approved by the SEC to implement a change to its Eligibility Rule. The change makes those OTCBB issuers that are cited for filing delinquency in their Forms 10-KSB/Form 10-QSB three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing within the extension time set forth in a Notice of Late Filing (Form 12b-25) would not be considered late. This rule would not apply to a company's Current Reports on Form 8-K. As a result of these rules, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

(s)  Shares Eligible For Future Sale.

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

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued
Financial Reporting Release No. 60, "Cautionary Advice Regarding
Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include use of estimates in the preparation of financial statements. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we reports in our financial statements.

     The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Forward Looking Statements.

     Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as the risks set forth above under "Risk Factors Connected with Plan of Operation." These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

     There were no changes in our disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no sales of unregistered (restricted) securities in the three months ended June 30, 2006 that were not previously reported in a Form 8-K. There have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

Subsequent Events.

     (a) On July 3, 2006, the Company entered into a Technology Purchase Agreement with Pangea Investments GmbH (see Exhibit 10.2). Pangea is the owner of the intellectual properties, potential patent rights, know-how and research and development in process, and all related technical information, in connection with technology as described in a U.S. patent application filed on June 7, 2006. This application covers a pulmonary inhalation drug delivery system for hydrophobic drug molecules for wet and dry inhalation. The Company is interested in acquiring this technology in order to further develop it into a commercial product in the filed of respiratory care of ventilator-associated pneumonia and chronic obstructive pulmonary disease patients. In return for acquiring the rights to use the technology covered by this patent, the Company will pay to Pangea 4,500,000 restricted shares of the Company's common stock (not yet issued).

     (a) On July 3, 2006, the Company entered into a Share Purchase Agreement with Pangea Investments GmbH, the controlling shareholder of the Company (see Exhibit 10.1). Under this agreement, the Company agreed to purchase from Pangea all of the outstanding common stock of Impact Active Team Ltd, Inc., an Israeli corporation. In return for acquiring these shares, the Company will pay to Pangea 2,500,000 restricted shares of the Company's common stock (not yet issued). Under an Addendum to this Agreement, this transaction is not intended to close until the audited financial statements, and associated pro forma financial statements, of Impact are completed (see Exhibit 10.8).

     Impact is a strategic planning and management services company providing: Active management, strategic business planning, market research, planning and management, sales management, financial planning, strategic alliances investor and public relations.

     Impact was originally sold by Sam Shlomo Elimelech, President, and Gai Mar-Chaim, the Company's directors and officers, to Pangea in January 2006. From that time to the date of this agreement, Impact has served as the operational arm of Pangea in Israel. The decision was then made by Pangea, as the controlling shareholder of the Company, to sell Impact to the Company in order to provide a revenue generating business for the Company.

     (c) On July 3, 2006, the Company entered into a Consulting Agreement with Pangea Investments GmbH, its controlling shareholder (see Exhibit 10.3). Under this agreement, which has an initial term of four years, Pangea will provide services in the areas of company foundation and equity growth. As compensation under this agreement Pangea, will be paid the following:

For the period from August                          2,000,000 Andain common
1, 2004 to December 31, 2005                        stock shares (already
paid and reported in a                              Form 8-K filed on August
                                                    2, 2005)

Monthly Management Fee per person                   US $5,000

Expenses as defined in Section 3                    Full reimbursement

Quarterly Bonus - to be                             50,000 unrestricted
delivered on the first                              shares per person
business day of each
quarter, quarterly in arrears

     (d) On July 3, 2006, the Company entered into a Business Development Services Agreement with Pangea Investments GmbH, its
controlling shareholder (see Exhibit 10.4).   Under this
agreement, which has an initial term of ten years, Pangea will provide the Company with services that will include business opportunities, technologies, products, and companies synergetic to the Company's operations. If during the term of this Agreement or within 24 months thereafter the Company will be engaged in a transaction of acquiring technology, products companies, or business in any equity or monitory transaction of any of the business opportunities presented to the Company by Pangea, then the Company will grant Pangea an irrevocable option to acquire a number of the Company's common stock up to 13% of the transaction's value as reflected at the Company's share price at the date that the Company's counterparty signs the transaction agreement.

     (e)  On July 3, 2006, the Company entered into a Finder's
Fee Agreement with Pangea Investments GmbH, its controlling shareholder (see Exhibit 10.5). Under this agreement, which has an initial term of one month, Pangea is being engaged for the purpose of introducing the Company to potential non United States investors in the equity of the Company. In the event that during the term of this agreement any introduced person or entity enters into an equity investment transaction with the Company for the investment of not less than $500,000 in the aggregate, Pangea would be entitled to receive from the Company in consideration for the Services rendered by it either of the following compensations:

     (i) in the event that the said equity investment transaction is entered into at the Agreed Company's Value
(as defined in the agreement), Pangea will receive a fee equal to 13% of the gross dollar amount received by the Company, to be paid by the Company to the Finder within 30 days of receipt of any amount of investment, or

     (ii) in the event that the said equity investment transaction is entered into at a Company's value that is higher than the Agreed Company's Value, Pangea will receive, in lieu of the fee mentioned above, such number of shares which is the difference between the number of shares that would have been issued to the investors if the said equity investment transaction would have been entered into on the basis of the Agreed Company's Value and the number of shares actually issued by the Company pursuant to the said equity investment transaction.

     The Company will grant Pangea an option to convert the amount due under this agreement into the shares of Company common stock.
Such an option will be granted to Pangea by the Company for 36 consecutive months of such finder's fee payments. Pangea will exercise its option to purchase the common stock at the same share price paid by such an investor to the Company entitling
Pangea to its fee.

     (f) On July 3, 2006, the Company entered into employment agreements with its two officers, Sam Shlomo Elimelech, President, and Gai Mar-Chaim, Secretary/Treasurer (see Exhibits
10.6 and 10.7). Under these agreements, which are for an indefinite period, these individuals are to be compensated in their positions as officers of the Company. The Company shall pay to the employees, on or before the 9th day of each calendar month, during the term of this Agreement, a gross salary as follows: (a) $10,000 per month with respect to the period commencing on the Effective Date and terminating upon the earlier of: (i) January 1, 2007; (ii) the end of the calendar month during which the Employee will desire to convert the employees due salaries to Company shares of common stock at a share price of $0.10 per share; (b) $15,000 per month with respect to the period commencing upon such conversion and upon expiration of the period set forth in (a) above; and (c) $20,000 per month with respect to the period starting on January 1, 2008. This salary, unless otherwise specifically provided herein, does not include the employment-benefit payments provided by any applicable law. These individuals will also be eligible to have a company car and receive certain other employee benefits.

     (g) Under the two agreements discussed in (a) and (b) above, the Company will issue a total of 7,000,000 shares of its common stock to Pangea Investments GmbH.

     (h) On July 3, 2006, the Company sold 770,000 shares of its common stock to a total of 56 investors for a total consideration of $7,700.00 ($0.01 per share). One of these investors (50,000 shares) is Ralph Marthaler, the controlling person of Pangea Investments GmbH, which is in turn the controlling shareholder of the Company. Other related party investors are Sam Shlomo Elimelech (and nine members of his immediate family) (255,000 shares), the Company's president and a director, and Gai Mar-Chaim (and ten members of his immediate family) (235,000 shares), the Company's treasurer and a director.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Andain, Inc.


Dated: August 16, 2006                 By: /s/  Sam Shlomo Elimelech
                                       Sam Shlomo Elimelech, President


Dated: August 16, 2006                 /s/ Gai Mar-Chaim
                                       Gai Mar-Chaim,
                                       Secretary/Treasurer
                                       (principal financial officer)


                                  EXHIBIT INDEX

Number                             Description

3.1     Articles of Incorporation, dated July 14, 2004
        (incorporated by reference to Exhibit 3.1 of the Form
        10-SB/A filed on July 6, 2005).

3.2 Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on July 6, 2005).

10.1    Share Purchase Agreement between the Company and Pangea
        Investments GmbH, dated July 3, 2006 (not including
        Schedule 1, Disclosure Schedule) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 6, 2006).

10.2    Technology Purchase Agreement between the Company and
        Pangea Investments GmbH, dated July 3, 2006
        (incorporated by reference to Exhibit 10.2 of the Form
        8-K filed on July 6, 2006).

10.3    Consulting Agreement between the Company and Pangea
        Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 6, 2006).

10.4    Business Development Services Agreement between the
        Company and Pangea Investments GmbH, dated July 3, 2006
        (incorporated by reference to Exhibit 10.4 of the Form
        8-K filed on July 6, 2006).

10.5    Finder's Fee Agreement between the Company and Pangea
        Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on July 6, 2006).

10.6    Employment Agreement between the Company and Sam
        Elimelech, dated July 3, 2006 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on July 6, 2006).

10.7    Employment Agreement between the Company and Gai Mar-
        Chaim, dated July 3, 2006 (incorporated by reference to
        Exhibit 10.7 of the Form 8-K filed on July 6, 2006).

10.8    Addendum to Share Purchase Agreement between the
        Company and Pangea Investments GmbH, dated July 25,
        2006 (incorporated by reference to Exhibit 10.8 of the Form 8-K/A filed on August 10, 2006).

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