Form 10QSB
period 2006-09-30
ANDAIN, INC.
filed 2006-11-20
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

     As of November 1, 2006, the Company had 9,980,000 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED BALANCE SHEET
                  AS OF SEPTEMBER 30, 2006                                   3

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
                  AND SEPTEMBER 30, 2005, AND FOR THE PERIOD OF
                  INCEPTION (JULY 23, 2004) TO SEPTEMBER 30, 2006            4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 2006
                  AND SEPTEMBER 30, 2005, AND FOR THE PERIOD OF
                  INCEPTION (JULY 23, 2004) TO SEPTEMBER 30, 2006            5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

         ITEM 2.  PLAN OF OPERATION                                         12

         ITEM 3.  CONTROLS AND PROCEDURES                                   24

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         25

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                            25

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           26

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                       26

         ITEM 5.  OTHER INFORMATION                                         26

         ITEM 6.  EXHIBITS                                                  26

SIGNATURES                                                                  27


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCAL STATEMENTS.

                                     ANDAIN, INC.
                             (A Development Stage Company)
                               CONSOLIDATED BALANCE SHEET
                                 September 30, 2006
                                    (Unaudited)

                                       ASSETS
Current assets:
Cash                                                                $   157,700
Prepaid expenses                                                            500

Total assets                                                        $   158,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                    $     3,400
Accrued compensation - executives                                        60,000
Accrued expenses - stockholder (Note 5)                                  62,631

Total liabilities                                                       126,031

Stockholders' equity  (Note 4):
   Preferred stock at $0.001 par value;
   authorized 10,000,000 shares;
   no shares issued and outstanding                                          --

   Common stock at $0.001 par value;
   authorized 500,000,000 shares;
   9,980,000 shares issued and outstanding                                9,980

Additional paid-in capital                                              149,730

Deficit accumulated during development stage                           (127,541)

   Total stockholders' equity                                            32,169

Total liabilities and stockholders' equity                          $   158,200

           See Accompanying Notes to Consolidated Financial Statements


                                        ANDAIN, INC.
                               (A Development Stage Company)
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)



                                                                                        From Inception
                         For the Three Months Ended        For the Nine Months Ended    (July 23, 2004)
                         Sept 30, 2006  Sept 30, 2005    Sept 30, 2006  Sept 30, 2005   to Sept 30, 2006
Revenue                  $        --    $        --      $         --   $         --        $       --

Expenses:                         --             --                --             --                --

General, administrative,
organization, &
related expenses             104,940          2,005           108,153         11,494           127,541

Net loss and deficit
accumulated during
development stage         $ (104,940)   $    (2,005)     $   (108,153)  $    (11,494)      $  (127,541)

Basic and diluted
loss per share            $    (0.01)   $     (0.00)            (0.02)  $      (0.03)

Weighted average number
of common shares outstanding
                            9,730,652     1,018,696         4,611,832        412,198


             See Accompanying Notes to Consolidated Financial Statements


                                      ANDAIN, INC.
                            (A Development Stage Company)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                     For the Nine     For the Nine     From Inception
                                                     Months Ended     Months Ended     (July 23, 2004) to
                                                     Sept 30, 2006    Sept 30, 2005      Sept 30, 2006

Operating Activities:
  Net loss                                           $   (108,153)    $    (11,494)     $   (127,541)
  Adjustments to reconcile net loss to
  net cash used in operations:
  Shares issued for legal services                             --               10                10

Changes in operating assets and liabilities:
    Prepaid expenses                                         (500)             800              (500)
    Accounts payable                                          214            2,585             3,400
    Accrued compensation                                   60,000               --            60,000
    Accrued expenses - stockholder                         48,439            7,999            64,531

Net cash used in operating activities                          --             (100)            (100)

Investing Activities:                                          --               --               --

Financing Activities:
  Shares issued for cash                                  157,700              100          157,800
Net cash provided by financing activities                 157,700              100          157,800

Increase in cash and cash equivalents                     157,700                --              --

Cash and cash equivalents,
   beginning of period                                         --                --              --

Cash and cash equivalents, end of period             $    157,700    $           --      $  157,700

Supplemental schedule of cash flow activities:
  Cash paid for:
      Interest                                       $          -    $            -      $        -
      Income taxes                                   $          -    $            -      $        -

Noncash investing and financing activities:
  Stock issued to reduce stockholder accrual         $          -    $        1,900      $    1,900
  Stock issued to acquire subsidiary                 $          -    $            -      $        -
  Stock issued to acquire technology rights          $          -    $            -      $        -


                  See Accompanying Notes to Consolidated Financial Statements


                                            ANDAIN, INC.
                                   (A Development Stage Company)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2006
                                            (Unaudited)

NOTE 1 - PRESENTATION AND ORGANIZATION

The accompanying unaudited financial statements include the accounts of Andain, Inc., a Nevada corporation, and TPDS, Ltd., an Israeli corporation (collectively the "Company"). These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the period of inception (July 23, 2004) to December 31, 2005 in a Form 10-KSB filed with the U.S. Securities and Exchange Commission ("SEC").
In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2006.

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

On August 14, 2006, the Company established TPDS, Ltd., an Israeli corporation ("TPDS"), as an operating subsidiary to further develop and commercialize the novel drug delivery technology that was acquired from Pangea Investments GmbH. TPDS has issued 2,261,125 restricted shares of common stock, of which 1,561,165 shares were issued to us, 50,000 shares were issued to Dr. Leonid Luria, TPDS chief scientist, 350,000 shares were issued to an escrow account on behalf of Dr. Leonid Luria according to a vesting plan, and 300,000 shares were issued to an escrow account on behalf of future key personnel.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provision for Taxes.

At September 30, 2006, the Company had net operating loss carryforwards of $127,541 that may be offset against future federal taxable income through 2026. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance, which increased by approximately $38,000 and $4,000 during the nine months ended September 30, 2006 and 2005, respectively.

The income tax benefit differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate            $        (38,000)
Valuation allowance                                       38,000
                          Total                 $              -

Deferred tax assets (liabilities) at September 30, 2006 are comprised of the following:

Net operating loss carryforwards               $         38,000
Valuation allowance                                     (38,000)
Net                                            $              -

If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards that may be utilized by the Company.

Cash Equivalents.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The
Company had $157,700 in cash or equivalents at September 30, 2006.

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

Basic Loss Per Common Share.

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period. There are no dilutive securities during September 30, 2006 or 2005 for purposes of computing fully diluted earnings per share. Due to the Company's accumulated net losses, the warrants issued in connection with a private offering in August 2006 (Note 4) would have an antidilutive effect on earnings (loss) per share.

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

On August 17, 2005, the Company issued 1,900,000 shares of common stock at $0.001 per share to its controlling stockholder for total value of $1,900 to reduce reimbursements payable to the controlling stockholder (Note 5).

On July 3, 2006, the Company issued 4,500,000 restricted shares of the Company's common stock to Pangea Investments GmbH, its controlling stockholder, in return for novel technology rights (Note 5).

On July 3, 2006, the Company issued 2,500,000 restricted shares of the Company's common stock to Pangea Investments GmbH, the controlling shareholder of the Company in return for all of the outstanding common stock of Pangea's subsidiary Impact Active Team Ltd, an Israeli corporation (Note 5).

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

On July 19, 2006, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited for the sale of 200,000 shares of the Company's common stock for consideration of $150,000 ($0.75 per share). These shares were issued on August 6, 2006. Each share was accompanied by a 12-months warrant to acquire 5 shares at the price of the Company's initial public offering as determined on the first trading day.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

(a) The Company relies on its controlling stockholder (the Stockholder) for payment of its expenses during its development stage. Since inception, this stockholder had accumulated reimbursements totaling $34,531. On August 17, 2005, the Company issued common stock valued at $1,900 to the Stockholder (Note 4), reducing the amount owed
at September 30, 2006 to $32,631.    Of the expenses, $20,020 was for
legal fees incurred with the Company's attorney, who is a minority stockholder of the Company. The reimbursable expenses are non-interest bearing. Interest has not been imputed due to the minimal impact on the financial statements. These amounts are due on demand once the Company successfully completes a business combination and has available cash flows.

(b)  On July 3, 2006, the Company entered into a Technology
Purchase Agreement with Pangea Investments GmbH, the Company's controlling shareholder. Pangea is the creator of certain intellectual properties, potential patent rights, know-how and research and development. In return for acquiring the rights to use the technology, the Company paid to Pangea 4,500,000 restricted shares of the Company's common stock. The Company has recorded the asset at historical cost in accordance with the SEC's Staff Accounting Bulletin 5(g), "Transfers of Non-Monetary Assets by Promoters or Shareholders." Since Pangea expensed the costs for the intellectual properties, the historical cost is assumed to be $0.

(c) On July 3, 2006, the Company entered into an Acquisition Agreement with Pangea Investments GmbH, the controlling shareholder of the Company. Under this agreement, the Company agreed to purchase from Pangea all of the outstanding common stock of Impact Active Team Ltd, Inc., an Israeli corporation. In return for acquiring these shares, the Company paid to Pangea 2,500,000 restricted shares of the Company's common stock. Under an Addendum to this Agreement, this transaction is not intended to close until the audited financial statements, and associated pro forma financial statements, of Impact are completed. An investment in Impact was not recorded because management has determined the value of Impact's shares to be nominal.

This acquisition will be treated for accounting purposes as a transfer of assets between entities under common control, as detailed in SFAS No. 141, Appendix D, paragraphs 11-18. This is due to the fact that Pangea, the Company's controlling shareholder, was the sole owner of Impact, and merely "transferred" its interest in Impact to the Company. Such a transfer is accounted for at cost (resulting in no goodwill).

(d)  On July 3, 2006, the Company entered into a Consulting
Agreement with Pangea Investments GmbH, its controlling shareholder. Under this agreement, which has an initial term of four years, Pangea will provide services in the areas of company foundation and equity growth. As compensation under this agreement Pangea, will be paid the following:

For the period from August 1, 2005 to            2,000,000 Andain common
December 31, 2005                                stock shares (already
                                                 paid and reported in a
                                                 Form 8-K filed on August 22,
                                                 2005)

Monthly Management Fee per person                US $5,000 ($30,000 accrued)

Expenses as defined in Section 3                 Full reimbursement

Quarterly Bonus to be delivered
on the first business day of
each quarter, quarterly in arrears               50,000 unrestricted
                                                 shares per person

(e) On July 3, 2006, the Company entered into a Business Development Services Agreement with Pangea Investments GmbH, its controlling
shareholder.   Under this agreement, which has an initial term of ten
years, Pangea will provide the Company with services that will include business opportunities, technologies, products, and companies synergetic to the Company's operations. If during the term of this Agreement or within 24 months thereafter the Company will be engaged in a transaction of acquiring technology, products companies, or business in any equity or monitory transaction of any of the business opportunities presented to the Company by Pangea, then the Company will grant Pangea an irrevocable option to acquire a number of the Company's common stock up to 13% of the transaction's value as reflected at the Company's share price at the date that the Company's counterparty signs the transaction agreement.

(f) On July 3, 2006, the Company entered into a Finder's Fee Agreement with Pangea Investments GmbH, its controlling shareholder. Under this agreement, which has an initial term of one month, Pangea is being engaged for the purpose of introducing the Company to potential non United States investors in the equity of the Company.
In the event that during the term of this agreement any introduced person or entity enters into an equity investment transaction with the Company for the investment of not less than $500,000 in the aggregate, Pangea would be entitled to receive from the Company in consideration for the services rendered by it either of the following forms of compensation:

(i) in the event that the said equity investment transaction is entered into at the Agreed Company's Value (as defined in the agreement), Pangea will receive a fee equal to 13% of the gross dollar amount received by the Company, to be paid by the Company to the Finder within 30 days of receipt of any amount of investment, or

(ii) in the event that the said equity investment transaction is entered into at a value that is higher than the Agreed Company's Value, Pangea will receive, in lieu of the fee mentioned above, such number of shares which is the difference between the number of shares that would have been issued to the investors if the said equity investment transaction would have been entered into on the basis of the Agreed Company's Value and the number of shares actually issued by the Company pursuant to the said equity investment transaction.

The Company will grant Pangea an option to convert the amount due under this agreement into the shares of Company common stock. Such an option will be granted to Pangea by the Company for 36 consecutive months of such finder's fee payments. Pangea will exercise its option to purchase the common stock at the same share price paid by such an investor to the Company entitling Pangea to its fee.

(g) On July 3, 2006, the Company entered into employment agreements with its two officers, Sam Shlomo Elimelech, President, and Gai Mar-Chaim, Secretary/Treasurer. Under these agreements, which are for an indefinite period, these individuals are to be compensated in their positions as officers of the Company. The Company shall pay to the employees, on or before the 9th day of each calendar month, during the term of this agreement, a gross salary as follows: (a) $10,000 per month with respect to the period commencing on the effective date and terminating upon the earlier of: (i) January 1, 2007; (ii) the end of the calendar month during which the employee will desire to convert the employees due salaries to Company shares of common stock at a share price of $0.10 per share; (b) $15,000 per month with respect to the period commencing upon such conversion and upon expiration of the period set forth in (a) above; and (c) $20,000 per month with respect to the period starting on January 1, 2008. This salary, unless otherwise specifically provided herein, does not include the employment-benefit payments provided by any applicable law. These individuals will also be eligible to have a company car and receive certain other employee benefits. A total of $60,000 has been accrued since the agreements' inception.

NOTE 6 - SUBSEQUENT EVENTS

     (a) On October 25, 2006, the Company established Meizam - Advanced Enterprise Center Arad Ltd., an Israeli corporation ("Meizam"), as an operating subsidiary in the City of Arad that will industrialize and commercialize novel technologies in the biotechnology & medical field. The Company intends to acquire through Meizam novel technologies at the end of the development phase in order to industrialize them with the assistance of the existing industries in the City of Arad, which will join Meizam as shareholders and provide part of their manufacturing services for shares in Meizam. Meizam was established to carry out a joint project with Arad Economic Development Corporation to develop the biotech and medical industry in Arad. Meizam intends to enter into agreement with Arad Economic Development Corp. to provide Meizam with infrastructure and management services in return for Meizam shares as well as municipal and government funding. In order to initiate this project, Arad Economic Development Corp. entered in June 2006 into a consulting agreement with Impact Active Team Ltd. to screen prospective technologies and design the project's strategy and business structure. This consulting assignment is funded by the Ministry of Deputy Prime Minister (Shimon Peres) and the Ministry of Immigrant Absorption. The plan of operation in Meizam for the next twelve months is to screen prospective technologies and acquire five to ten of the most attractive and promising, enter into agreements with the existing industries in Arad, hiring management staff that will push forward the industrialization and commercialization of these technologies to reach commercial sales, and raise funding from government and private sources.

     (b) On October 19, 2006, all technology rights, patents applications derivative work rights to the pulmonary inhalation drug delivery system for hydrophobic drug molecules for wet and dry inhalation inhaled medications purchased by Andain Inc. on July 3, 2006 were transferred to Andain, Inc.'s subsidiary, TPDS, Ltd.

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

     We raised $7,700 from the issuance of 770,000 common shares pursuant to a Regulation S offering during July 2006. On July 19, 2006, we entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited for the sale of 200,000 restricted shares of our common stock for consideration of $150,000 ($0.75 per share). These shares were issued on August 6, 2006. Each share was accompanied by a 12-month warrant to acquire 5 shares at the price of our initial public offering as determined on the first trading day.

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

     On August 14, 2006, we established TPDS Ltd., an Israeli corporation ("TPDS"), as an operating subsidiary to further develop and commercialize the novel drug delivery technology that was acquired from Pangea Investments GmbH. TPDS has issued 2,261,125 restricted shares of common stock, of which 1,561,165 shares were issued to us, 50,000 shares were issued to Dr. Leonid Luria, TPDS chief scientist, 350,000 shares were issued to an escrow account on behalf of Dr. Leonid Luria according to a vesting plan, and 300,000 shares were issued to an escrow account on behalf of future key personnel.

     On October 19, 2006 all technology rights, patents applications derivative work rights to the pulmonary inhalation drug delivery system for hydrophobic drug molecules for wet and dry inhalation inhailed medications purchased by Andain Inc. on July 3, 2006 were transferred to Andain, Inc.'s subsidiary TPDS Ltd.

     The plan of operation for TPDS for the next twelve months is to enhance its technology, intellectual properties, and to complete the formulation development of antibiotics inhalation drug delivery system and carry out the pre-clinical and phase-I clinical trials. When the pre-clinical trials are completed, we intend to focus initially on patients in respiratory intensive care units. We have started hiring scientists for TPDS research and development staff and recruiting opinion leaders to TPDS advisory board, and looking to hire consultants in technical and regulatory fields and develop sources for raw materials.

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

     There is no plan to purchase significant equipment or plant at this time. We may acquire additional business synergetic to our current business line; however, we have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition, and neither the Company's officers and directors nor any affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between us and such other company.

Acquisition of Impact Active Team Ltd.

     On July 3, 2006, we entered into a Share Purchase Agreement with Pangea Investments GmbH, our controlling shareholder (see Exhibit 10.1). Under this agreement, we agreed to purchase from Pangea all of the outstanding common stock of Impact Active Team Ltd, Inc., an Israeli corporation. In return for acquiring these shares, we paid to Pangea 2,500,000 restricted shares of our common stock. Under an Addendum to this Agreement, this transaction is not intended to close until the audited financial statements, and associated pro forma financial statements, of Impact are completed (see Exhibit 10.8). The Company expects to complete the transaction in the fourth quarter of 2006.

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

     We incurred a net loss of $7,270 for the period from inception (July 23, 2004) through December 31, 2004, a net loss of $12,118 for the year ended December 31, 2005, and a net loss of $127,541 for the period of inception (July 23, 2004) through September 30, 2006. As of September 30, 2006, we had an accumulated deficit of $127,541. These factors raise substantial doubt about our ability to continue as a going concern.

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

     As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Except as set forth below, there were no sales of unregistered (restricted) securities in the three months ended September 30, 2006 that were not previously reported in a Form 8-K:

     On July 3, 2006, the Company issued 4,500,000 restricted shares of the Company's common stock to Pangea Investments GmbH, its controlling stockholder, in return for novel technology rights (Note 5).

     On July 3, 2006, the Company issued 2,500,000 restricted shares of the Company's common stock to Pangea Investments GmbH, the controlling shareholder of the Company in return for all of the outstanding common stock of Pangea's subsidiary Impact Active Team Ltd, an Israeli corporation (Note 5).

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

     On July 19, 2006, we entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited for the sale of 200,000 restricted shares of our common stock for consideration of $150,000 ($0.75 per share). These shares were issued on August
6, 2006. Each share was accompanied by a 12-month warrant to acquire 5 shares at the price of our initial public offering as determined on the first trading day.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

Subsequent Events.

     (a) On October 25, 2006, we established Meizam - Advanced Enterprise Center Arad Ltd., an Israeli corporation ("Meizam"), as an operating subsidiary in the City of Arad that will industrialize and commercialize novel technologies in the biotechnology & medical field. We intend to acquire through Meizam novel technologies at the end of the development phase in order to industrialize them with the assistance of the existing industries in the City of Arad, which will join Meizam as shareholders and provide part of their manufacturing services for shares in Meizam. Meizam was established to carry out a joint project with Arad Economic Development Corporation to develop the biotech and medical industry in Arad. Meizam intends to enter into agreement with Arad Economic Development Corp. to provide Meizam with infrastructure and management services in return for Meizam shares as well as municipal and government funding. In order to initiate this project, Arad Economic Development Corp. entered in June 2006 into a consulting agreement with Impact Active Team Ltd. to screen prospective technologies and design the project's strategy and business structure. This consulting assignment is funded by the Ministry of Deputy Prime Minister (Shimon Peres) and the Ministry of Immigrant Absorption. The plan of operation in Meizam for the next twelve months is to screen prospective technologies and acquire five to ten of the most attractive and promising, enter into agreements with the existing industries in Arad, hiring management staff that will push forward the industrialization and commercialization of these technologies to reach commercial sales, and raise funding from government and private sources.

     (b) On October 19, 2006, all technology rights, patents applications derivative work rights to the pulmonary inhalation drug delivery system for hydrophobic drug molecules for wet and dry inhalation inhaled medications purchased by Andain Inc. on July 3, 2006 where transferred to Andain Inc subsidiary TPDS Ltd.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Andain, Inc.


Dated: November 20, 2006               By: /s/  Sam Shlomo Elimelech
                                       Sam Shlomo Elimelech, President


Dated: November 20, 2006               /s/ Gai Mar-Chaim
                                       Gai Mar-Chaim,
                                       Secretary/Treasurer (principal
                                       financial officer)

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

10.7 Employment Agreement between the Company and Gai Mar-Chaim, dated July 3, 2006 (incorporated by reference to Exhibit
        10.7 of the Form 8-K filed on July 6, 2006).

10.8 Addendum to Share Purchase Agreement between the Company and Pangea Investments GmbH, dated July 25, 2006 (incorporated by reference to Exhibit 10.8 of the Form 8-K/A filed on August 10, 2006).

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

21      Subsidiaries of the Company (filed herewith)

31.1    Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo
        Elimelech (filed herewith).

31.2    Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim
        (filed herewith).

32 Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).