Form 10-K
period 2006-12-31
ANDAIN, INC.
filed 2010-12-30
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-29113

ANDAIN, INC.
(Exact Name of Company as Specified in its Charter)

Nevada	20-2066406
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

5190 Neil Road, Suite 430, Reno, Nevada	89502
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number:  (775) 333-5997

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes [  ]  No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  Yes [  ]  No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days:  Yes [  ]  No [X].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act:  Yes [  ]  No [X].

The aggregate market value of the voting stock held by non-affiliates of the Company as of December 31, 2006: $0.  As of December 31, 2006, the Company had 9,980,000 shares of common stock issued and outstanding.

PART I.

ITEM 1.          BUSINESS.

Business Development.

           Andain Inc., a Nevada corporation (“Company”), was incorporated on July 23, 2004.  The address for the Company is: 5190 Neil Road, Suite 430, Reno, Nevada 89502; its telephone number is: (775) 333-5997.  The current corporate status of the Company is “revoked” with the Nevada Secretary of State, but the Company is working to have the status returned to “active” as soon as possible.

The Company is primarily engaged in the biotechnology and medical fields; the company has through a technology purchase agreement with Pangea Investments GmbH, purchased the rights to a pulmonary inhalation drug delivery system. The Company also operates an in-house commercial incubator, which provided an operational and commercial platform to its technologies and products in development.

The Company is constantly screening promising new technologies in order to expedite their commercialization. The Company’s focus is on patented technologies that can be commercialized within a period of 12-24 months and, preferably, provide life saving attributes.

The Company is currently operating in three business units:

Impact Active Team Ltd.  -  Providing Management and Consulting Services

TPDS Ltd.  -  Providing further development of acquired medical technology

Meizam – Advanced Enterprise Center Arad Ltd.  -  Industrial Incubator for companies in the medical field

Business of the Company.

Impact Active Team Ltd.

On July 3, 2006, the Company entered into a Share Purchase Agreement with Pangea Investments GmbH, the majority stockholder of the Company. Under this agreement, the Company purchased from Pangea all of the outstanding common stock of Impact Active Team Ltd, Inc., an Israeli corporation.  In return for acquiring these shares, the Company paid to Pangea 2,500,000 restricted shares of common stock. With the filing of a Form 8-K on January 31, 2007, this transaction was completed.

Impact is a management consulting firm specializing in strategic planning and management services company providing: Active management, strategic business planning, market research, planning and management, sales management, financial planning, strategic alliances investor and public relations.  The main benefits that Impact provides to the Company are consulting assignments that may present new business opportunities in the medical and biotech fields, and the capability to evaluate these opportunities.

Impact partially relies its sales on an affiliation agreement with P.O.C. Hi-Tech (1992) Ltd., a leading management consulting firm in Israel. According to the affiliation agreement, consulting assignments involve Gai Mar-Chaim, one of the Company’s officers and a partner in P.O.C., will be performed by Impact.

Impact’s major client is Philips Medical Systems Technologies, Ltd., a company based in Haifa, Israel. Through P.O.C., Impact provides Philips Medical management-consulting services on an annual retainer agreement basis.

In June 2006, Impact engaged through P.O.C. with the City of Arad Economic Corporation in order to assist establishing a new industrial corporation in the medical field in the City of Arad.  The new entity’s objective is to expand the industry and employment infrastructure of Arad by partial acquisition of promising companies in the medical field that will establish their operations in Arad. Besides establishing the new corporation, Impact screens the prospective companies that will enjoy the new corporation’s finding. As part of the screening process, Impact is interviewing numerous companies in the medical field in Israel, thus generating an attractive pipeline of business opportunities for the Company.  Although Impact performs this assignment on a consulting basis, Arad Economic Corporation invited the Company to be a partner in the new medical corporation and in the acquisition of the relocating companies.

In addition, Impact has recently provided through P.O.C. strategic planning services to the Israel Insurance Brokers Association and management consulting services to companies in the fields of medical equipment, digital video and car accessories.

Impact also works in alliance, through P.O.C., with Aviv Management, Engineering & MIS Ltd., a leading Israeli operations management-consulting group. This alliance enables Impact expanding the scope of its management consulting services and provides access to Aviv's customer base.

Impact does not employ its consultants on a payroll basis. Consulting assignments will be performed by Mr. Mar-Chaim and Mr. Elimelech, who are officers of the Company, as well as by various consultants and experts employed by Impact on a contractual basis.

TPDS Ltd.

On August 14, 2006, the Company established TPDS Ltd., an Israeli corporation, as a subsidiary that is responsible for further development of acquired technology.  TPDS Ltd. is located at the Science Park in Rehovot, Israel

Scope of Business.

TPDS Ltd (Target Particle Delivery System) is the Company’s business unit that is developing a drug delivery system that is intended to improve the effectiveness and efficiency of delivering antibiotics via inhalation, thus providing a potentially better cure for pulmonary diseases. The main target market for TPDS product is COPD (Chronic Obstructive Pulmonary Disease), which affects 16 million patients in the USA.

Technology Purchase Agreement.

On June 11, 2006, the Company entered into a Technology Purchase Agreement with Pangea Investments GmbH.  Pangea was the owner of the intellectual properties, potential patent rights, know-how and research and development in process, and all related technical information, in connection with technology as described in a U.S. patent application filed on June 7, 2006.  This application covers a pulmonary inhalation drug delivery system for hydrophobic drug molecules for wet and dry inhalation.  Hydrophobic refers to the physical property of a molecule that is repelled from a mass of water. Hydrophobic drugs such as these widely vary in levels of toxicity but are very efficient antibiotics and the only solution capable to treat the MDR (Multi Drug Resistance) bacteria that COPD patients suffer from. They cannot mix and dissolve easily in water or in Celine without use of additional toxic solvents and if used in a class IV administration form can cause imminent kidney failure, therefore used only in very extreme cases as a last resource.

The Company acquired this technology in order to further develop it into a commercially viable product in the field of respiratory care of chronic obstructive pulmonary disease and ventilator-associated pneumonia patients. In return for acquiring the rights to use the technology covered by this applied patent, the Company paid to Pangea Investments GmbH 4,500,000 restricted shares of common stock.

Pulmonary Diseases.

COPD (Chronic Obstructive Pulmonary Disease).

This is an umbrella term used to describe lung disease associated with airflow obstruction.  Most generally, emphysema, chronic bronchitis and chronic asthma either alone or in combinations fall into this category.  There is continuing debate as to whether this term also includes Asthma (non chronic), however as a general rule, it is not included as, even though it does have obstructive components to it, it is in part reversible, and is more generally considered a restrictive lung disease.

The symptoms of COPD can range from chronic cough and sputum production to severe debilitating shortness of breath. In some individuals, chronic cough and sputum production are the first signs that they are at risk for developing the airflow obstruction and shortness of breath characteristic of COPD.  In others, shortness of breath may be the first indication of the disease.

Chronic Bronchitis.

This is the inflammation and eventual scarring of the lining of the bronchial tubes. When the bronchi are inflamed and/or infected, less air is able to flow to and from the lungs and a heavy mucus or phlegm is coughed up. The condition is defined by the presence of a mucus-producing cough most days of the month, three months of a year for two successive years without other underlying disease to explain the cough.  This inflammation eventually leads to scarring of the lining of the bronchial tubes.  Once the bronchial tubes have been irritated over a long period of time, excessive mucus is produced constantly, the lining of the bronchial tubes becomes thickened, an irritating cough develops, and airflow may be hampered, the lungs become scarred. The bronchial tubes then make an ideal breeding place for bacterial infections within the airways, which eventually impedes airflow.  Symptoms of chronic bronchitis include chronic cough, increased mucus, frequent clearing of the throat and shortness of breathe.

Emphysema.

This disease begins with the destruction of air sacs (alveoli) in the lungs where oxygen from the air is exchanged for carbon dioxide in the blood.  The walls of the air sacs are thin and fragile. Damage to the air sacs is irreversible and results in permanent “holes” in the tissues of the lower lungs.  As air sacs are destroyed, the lungs are able to transfer less and less oxygen to the bloodstream, causing shortness of breath. The lungs also lose their elasticity, which is important to keep airways open.  The patient experiences great difficulty exhaling.  Emphysema doesn't develop suddenly.  It comes on very gradually. Years of exposure to the irritation of cigarette smoke usually precede the development of emphysema. Of the estimated 3.1 million Americans ever diagnosed with emphysema, 95 percent were 45 or older.  Symptoms of emphysema include cough, shortness of breath and a limited exercise tolerance. Diagnosis is made by pulmonary function tests, along with the patient’s history, examination and other tests.

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

Ventilator-Associated Pneumonia (VAP).

Pseudomonas Aeruginosa.

This is an opportunistic pathogen, meaning that it exploits some break in the host defenses to initiate an infection.  It causes urinary tract infections, respiratory system infections, dermatitis, soft tissue infections, bacterium, bone and joint infections, gastrointestinal infections and a variety of systemic infections, particularly in patients with severe burns and in cancer and AIDS patients who are immuno-suppressed. Pseudomonas aeruginosa infection is a serious problem in patients hospitalized with cancer, cystic fibrosis, and burns.  The case fatality rate in these patients is 50%.

Ventilator-Associated Pneumonia (VAP).

           This affects up to 28% of patients receiving mechanical ventilation in the intensive care unit.  The mortality rate for VAP ranges from 24 to 50% and can reach 76% in some specific settings or when lung infection is caused by high-risk pathogens common in ICU.

TPDS Technology.

TPDS is in the process of developing a proprietary lipid-based target particles technology that is intended to enable:

Target Delivery to an Organ. TPDS technology is capable of delivering a desired drug to a specific organ without any residual drug existence to other body organs.

Control drug release. TPDS delivery system releases the drug at a timely and controlled manner. Such controlled release enables significantly lower dosage of the drug preventing toxicity and damage.

Deliver Non-hydrophobic Drugs. TPDS is a viable solution for non-hydrophobic (cannot dissolve properly in liquid) drugs reformulation especially to respiratory usage.

Market Need.

COPD.

It is estimated that there are currently 16 million people in the United States diagnosed with COPD.  It is estimated that an additional 14 million or more are still undiagnosed, as they are in the beginning stages and have few or minimal symptoms and have not sought health care yet.  It is predicted that close to 35 million cases could possibly be found just in the United States alone.

COPD is the fourth leading cause of death in America, claiming the lives of 120,000 Americans in 2002. Beginning in 2000, women have exceeded men in the number of deaths attributable to COPD.  In 2002, over 61,000 females died compared to 59,000 males.

In 2003, 10.7 million U.S. adults were estimated to have COPD.  However, close to 24 million U.S. adults have evidence of impaired lung function, indicating an under diagnosis of COPD.  In 2004, the cost to the nation for COPD was approximately $37.2 billion, including healthcare expenditures of $20.9 billion in direct health care expenditures, $7.4 billion in indirect morbidity costs and $8.9 billion in indirect mortality costs.

TPDS nano-particle drug delivery system carrying a cocktail of drugs, such as Colistin and other drugs handling persistence bacteria with anti-inflammatory agents preventing lung spasm and obstruction of the airways, with anti-infection agents. TPDS formulation subscribed to the patients handles the bacteria that flourishes in the sensitive lung causing inflammation and edema, eventually causing collapsing of the lung.

VAP.

Humanity developed in the last decades multi drug resistance (MDR) mainly for antibiotics.  MDR is a major cause of life threatening pulmonary diseases. There is no wide range drug treatment available. No efficient drug for pulmonary MDR diseases. Therefore there is massive failure to save intensive care and chronicle respiratory patients.

Meizam – Advance Enterprise Center Arad, Ltd.

 Meizam was established on October 25, 2006 at the City of Arad, which is located in South East of Israel, overlooking Massada and the Dead Sea. Meizam was established as a joint venture between Andain Inc. and the City of Arad and the local industries.  Currently, the Company hold 70% of Meizam’s equity, which represents 33% on a fully diluted basis.

Meizam is an industrial incubator for companies in the biotechnology and medical field that have completed their product development and are on the verge of commercialization and industrialization.

Meizam intends to start its operation in the third quarter of 2007 through partial acquisitions of young promising companies in the biotech and medical field and the relocation of their operations to Meizam’s central facility in the city of Arad.  Currently, Meizam screens and selects projects and companies according to their fitness to the local industries in Arad. These industries will support the relocated companies operations, providing manufacturing and engineering services that significantly accelerate the companies’ time-to-market. In addition, until on-going sales are established, these industries will provide the services to the companies in exchange for Meizam common stock instead of cash, at a price of $1.00 per share or at a higher price as will be established in a private placement or a public offering.

Arad local industries that intend to take an interest in Meizam include so far the following manufacturers:

Luxembourg Industries Ltd. – Chemical manufacturer of intermediate products to the pharmaceutical, cosmetics and agro-chemical industries, which operates chemical reactors and other chemical production equipment. In addition, Luxembourg operates a fully equipped chemical laboratory for research and development, and quality control.

AMS Electronics Ltd. – Electronics manufacturing service provider, which operates SMT (surface mount technology, which is an assembly of microelectronic components on board using robotic machinery) production lines and provide turn key services, including component procurement, final testing, packaging and ship-to-customer supply chain.  AMS is listed on the Tel Aviv Stock Exchange.

Danor Technical Molding Ltd. – Plastics manufacturing service provider, which operates injection molding production lines, and provides engineering services including mold design and manufacturing.

Arad Metal Processing Ltd. – Metal processing service provider, which operates CNC (computer numerical control, which is the programming technology of computerized metal processing machinery) production lines and other special metal processing equipment, and provides engineering services.

By the year 2012, the City of Arad targets to attract through Meizam 30–50 companies providing between 1,000 to 3,000 multi-disciplinary job opportunities.  In order to achieve this target, the City of Arad supports Meizam through the Arad-Tamar Economic Development Unit, which enjoys dedicated government budgets supporting the prospective companies for relocating to Arad, and through Arad Economic Corporation Ltd., which supports Meizam in infrastructure, administration and management services. In return, Meizam will issue shares to Arad Municipality or a related entity. In addition, Meizam will issue annually to Arad Municipality warrants in an amount equal to 5% of Meizam equity valid for 12 months at an exercise price equal to the share spot price on the issuance date.

Meizam coordinates the supporting industries services, engineers, laboratories, and production facilities with the relocating company operations supporting multi-sight production and central integration. Most of Meizam prospective companies are in their commercialization development stage that needs prototypes, products re-design, and initial production support provided by the local industrial partners and the City of Arad. The local industries are the anchor of Meizam operations, and provide hands-on support to the relocating companies.

Meizam provides highly skilled management team comprised of Impact Active Team personal in coordination with the Economical Company for Arad-Tamar Municipalities’ Development Ltd., and supported by TPDS Ltd. personal, and experts from the local industries.

Since Meizam’s business model requires heavy funding for the relocating companies, Meizam plans a public offering as soon as it completes 5-10 acquisitions.  Meizam has screened over 60 prospective medical companies into a shortlist of 14 companies with already developed technologies and products aimed at the global markets and ready for commercialization, that are willing to relocate their operations to Arad.

To date, no acquisitions have been completed by Meizam.

Employees.

The Company now has five full time employees and three part time employees.

ITEM 1A.        RISK FACTORS.

Risks Relating to the Business.

(a)           The Company Has a History of Losses That is Likely to Continue, Requiring Additional Sources of Capital, Which May Result in Curtailing of Operations and Dilution to Existing Stockholders.

The Company has incurred net losses of $12,118 for the year ended December 31, 2005, $299,095 for the year ended December 31, 2006, and $318,483 for the period of inception (July 23, 2004) through December 31, 2006.  The Company cannot provide assurance that it can achieve or sustain profitability or even generate positive cash flow in the future.  If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses.  The Company will continue to incur losses until it is able to establish reasonable levels of sales.  The Company’s possible success is dependent upon the successful development and marketing of its products and services, as to which there is no assurance.  Any future success that the Company might enjoy will depend upon many factors, including factors out of its control or which cannot be predicted at this time.  These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors.  These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations.  In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.  The Company will need to raise up to $10,000,000 in the next 12 months to implement its plan of operation.  In the event that the Company needs additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable, if at all.  The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations.  Any additional equity financing may involve substantial dilution to then existing stockholders.

(b)           The Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company’s ability to Continue as a Going Concern, Which May Hinder the Ability to Obtain Future Financing.

In its report dated December 10, 2010, the Company’s independent auditor stated that the financial statements for the periods ended December 31, 2006 were prepared assuming that the company would continue as a going concern.  The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations.  The Company continues to experience net losses.  The Company's ability to continue as a going concern is subject to the ability to execute a business combination and thereafter to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible.  The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(c)           The Company May Not Be Able to Accommodate Rapid Growth Which Could Decrease Revenues.

To manage anticipated growth, the Company must continue to implement and improve its operational, financial and management information systems.  The Company must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage its relationships with end users, suppliers and other third parties.  The Company’s expansion could place a significant strain on its current services and support operations, sales and administrative personnel, capital and other resources.  The Company could also experience difficulties meeting demand for its products and services.  The Company cannot guarantee that its systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market.  The Company’s failure to effectively manage growth could adversely affect the business’s financial position and results of operations.

(d)           Protection of Proprietary Rights May Affect the Company’s Success and Ability to Compete.

The Company’s success and ability to compete will be dependent in part on the protection of its patents, trademarks, trade names, service marks and other proprietary rights.  The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection, that others will not develop products that are similar or superior to the Company’s, or that third parties will not copy or otherwise obtain and use its proprietary information without authorization.  In addition, certain of the Company’s know-how and proprietary technology may not be patentable.

The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan.  There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all.  The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company’s business, financial condition or operating results.

There is a risk that some of the Company’s products may infringe the proprietary rights of third parties.  In addition, whether or not the Company’s products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them.  If any claims or actions are asserted against Andain, it may be required to modify its products or seek licenses for these intellectual property rights.  The Company may not be able to modify the Company’s products or obtain licenses on commercially reasonable terms, in a timely manner or at all.  The Company’s failure to do so could have a negative affect on its business and revenues.

(e)           The Company’s Dependence on Outside Suppliers and Manufacturers May Affect Its Ability to Conduct Business.

The Company will depend on a number of outside suppliers and manufacturers components for its products.  There is an inherent risk that certain components of the Company’s products will be unavailable for prompt delivery or, in some cases, discontinued or only available at substantially higher costs.  Due to the current political crisis in the Middle East and corresponding predicted continued increase in taxes, energy costs, the price of production and transportation of goods is likely to dramatically increase, thus increasing supply price.  If such supply price increases occur, the Company will either suffer from decrease in margins or be required to raise the Company’s prices, which could compromise demand.  The Company has only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors.  Should the availability of certain components be compromised, it could force the Company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments.  If the Company is unable to obtain components in a timely manner, at an acceptable cost, or at all, it may need to select new suppliers, redesign or reconstruct processes used.  In such an instance, the Company would not be able to manufacture any products for a period of time, which could materially adversely affect the Company’s business, results from operations, and financial condition.

(f)           The Company Will Face Strong Competition in Its Markets, Which Could Make It Difficult for It to Generate Revenues.

The market for the Company’s products and services will be competitive.  The Company’s future success will depend on its ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

Some of the Company’s competitors have:

•	longer operating histories;

•	larger customer bases;

•	greater name recognition and longer relationships with clients; and

•	significantly greater financial, technical, marketing, public relations and managerial resources than the Company.

Competitors may develop or offer services that provide significant technological, creative, performance, price or other advantages over the products offered by the Company.  If the Company fails to gain market share or lose existing market share, the Company’s financial condition, operating results and business could be adversely affected and the value of the investment in the Company could be reduced significantly.   The Company may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

(g)           The Company Could Fail to Develop New Products to Compete in this Industry of Rapidly Changing Technology, Resulting in Decreased Revenues.

The markets in which the Company intends to compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers.  There can be no assurance that the Company’s products and services will continue to be properly positioned in the market or that the Company will be able to introduce new or enhanced products into the market on a timely basis, or at all.

There is the risk to the Company that there may be delays in initial shipments of new products or services.  Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions and the desire by customers to evaluate new products for longer periods of time.

(h)           New Versions of The Company’s Products May Contain Errors or Defects, Which Could Affect Its Ability to Compete.

The Company’s products will be complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released.  This may result in the loss of, or delay in, market acceptance of the Company’s products.  The Company may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, as a result of which the Company’s business, cash flow, financial condition and results of operations could be materially adversely affected.

(i)           The Company’s Ability to Grow is Directly Tied to Its Ability to Attract and Retain Customers, Which Could Result in Reduced Revenue.

The Company has no way of predicting whether its marketing efforts will be successful in attracting new business and acquiring substantial market share.  If the Company’s marketing efforts fail, it may fail to attract new customers and fail to retain existing ones, which would adversely affect the Company’s business and financial results.

(j)           If Government Regulation of The Company’s Business Changes, the Company May Need to Change the Manner in Which It Conducts Business, or Incur Greater Operating Expenses.

The adoption or modification of laws or regulations relating to the Company’s business could limit or otherwise adversely affect the manner in which the Company  currently conduct its business.  If the Company is required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause the Company to incur additional expenses or alter the Company’s business model.

The manner in which legislation may be enacted and enforced cannot be precisely determined and may subject either the Company or its potential customers to possible liability, which in turn could have an adverse effect on the Company’s business, results of operations and financial condition.

The TPDS products will require approval by the U.S. Food and Drug Administration before sales can be made in this country.  This process, which ordinarily requires clinical approvals, may take some time before any approval is given.  This process could affect the ability of the Company in its overall marketing of these products, which will, in turn affect the Company’s business and the ability to generate revenues.

(k)           Any Required Expenditures as a Result of Indemnification Will Result in an Increase in Expenses.

The Company’s bylaws include provisions to the effect that it may indemnify any director, officer, or employee.  In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of directors and officers for monetary damages arising from a breach of their fiduciary duties.  Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(m)           The Company’s Success Is Largely Dependent on the Abilities of Its Management and Employees.

The Company’s success is largely dependent on the personal efforts and abilities of its senior management.  The loss of certain key members of the Company’s senior management, including its president, could have a materially adverse effect on the Company’s business and prospects.

The Company intends to recruit in the fiscal year 2011, skilled employees who are experts in the biotechnology and medical industry. The failure to recruit these key personnel could have a materially adverse effect on the Company’s business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue.  There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

Risks Relating to the Common Stock.

(a)           Common Stock Price May Be Volatile.

The trading price of the Company’s common stock, once a public offering is made, may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company’s control and may not be directly related to its operating performance.  These factors include the following:

·           Price and volume fluctuations in the overall stock market from time to time;

•	Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	Changes in regulatory policies with respect to business development companies;

•	Actual or anticipated changes in earnings or fluctuations in operating results;

•	General economic conditions and trends;

•	Loss of a major funding source; or

•	Departures of key personnel.

Due to the continued potential volatility of the stock price, the Company may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources from the business.

(b)           Absence of Cash Dividends May Affect Investment Value of Common Stock.

The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company’s business.  Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(c)           No Assurance of a Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Common Stock.

The Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.”  Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934.  Because the Company’s securities may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and its common stock.

The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which established sales practice requirements for certain low price securities.  Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction:

•	the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule; and

•	the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stock, the broker or dealer must:

•	obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives;

•
reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock;

•
deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person, stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement, and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and

•	receive from the person a manually signed and dated copy of the written statement.

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

There has been no public market for the Company’s common stock.  The Company intends to have a market maker file an application on the Company’s behalf with the Over the Counter Bulletin Board in order to make a market in the Company’s common stock.  However, until this happens, if the market maker is successful with such application, and even thereafter, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company’s securities.  The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Potential stockholders of the Company should also be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

•
the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(d)           Failure To Remain Current In Reporting Requirements Could Result In Delisting From The Over The Counter Bulletin Board.

Companies that trade on the Over the Counter Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the Bulletin Board.  When the Company becomes listed on that market, if it fails to remain current in the Company’s reporting requirements, the Company could be delisted from the Over the Counter Bulletin Board.

In addition, the National Association of Securities Dealers, Inc., which operates the Bulletin Board, has adopted a change to its Eligibility Rule.  The change makes those Over the Counter Bulletin Board issuers that are cited for filing delinquency in its Form 10-KSB’s/Form 10-QSB’s three times in a 24-month period and those Bulletin Board issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the Bulletin Board for a period of one year.  Under this rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late.  This rule does not apply to a company’s Current Reports on Form 8-K (but failure to timely file a Form 8-K could have other ramifications for the Company).

As a result of these rules, the market liquidity for the Company’s common stock could be severely adversely affected by limiting the ability of broker-dealers to sell the Company’s securities and the ability of stockholders to sell their securities in the secondary market.

(e)           Failure to Maintain Market Makers May Affect Value of Company’s Stock.

If the Company is unable to maintain National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail.  Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.  There can be no assurance the Company will be able to maintain such market makers.

(f)           Shares Eligible For Future Sale.

All of the shares currently held by management have been issued in reliance on the private placement exemption under the Securities Act of 1933.  Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933.  In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available.  If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.          PROPERTIES.

The Company does not own any fixed property and has no agreements in place or planned to acquire any properties.  The Company currently maintains a mailing address at the office of its corporate agent, Corporate Service Center, located at 5190 Neil Road, Suite 430, Reno, Nevada 89502. The Company pays an annual fee for use of this address and a telephone number. These offices are currently adequate for the needs of the Company.

All commercialization and research and development operations are performed through the Company’s subsidiaries and associate, Impact Active Team Ltd, TPDS Ltd and Meizam – Advanced Enterprise Center Arad Ltd and the principal support facilities are located in Arad, Israel.  The operation facilities include a clean room assembly area, assembly line, testing facilities and warehouse area.

The Company believes that these facilities are sufficient to support its anticipated operations and any additional needs we may encounter for at least the next five years.  The Company also believes that, if it becomes necessary, it will be able to obtain alternative facilities.

ITEM 3.          LEGAL PROCEEDINGS.

(a)           On November 23, 2006, Mercantile Bank filed a lawsuit in the Tel-Aviv Court is claiming a debt of $40,000, plus interest, from Enterprise Capital and from the Company as guarantor to loan provided to the Enterprise Capital.  Mr. Elimelech, and Mr. Mar-Chaim are also named as defendants in this action.  The defendants have filed answers in this action.

(b)           The Company is currently delinquent in the following SEC reports: Form 10-K Annual Reports for the fiscal years ended December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009; Form 10-Q Quarterly Reports for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, September 30, 2009, March 31, 2010, June 30, 2010, and September 30, 2010.  On October 7, 2010, the SEC initiated administrative proceedings against the Company, among others, that seeks to revoke the Section 12 registration of the Company based on such delinquent filings.  On November 4, 2010, the Company entered into a Settlement Agreement with the SEC; under this agreement, as long as the Company files all the delinquent filings, in proper form and content, not later than January 31, 2011, then the Company will only be subject to a Cease and Desist Order (with no fine attached).  The Company intends to comply with this Settlement Agreement; any failure to do so will result in automatic revocation of the Section 12 registration of the Company.

There are no other known legal or other proceedings against the Company which could at the time of submitting this report which could have a materially adverse effect on the Company’s financial position or operations.

ITEM 4.          (REMOVED AND RESERVED).

PART II.

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Currently, there is no public trading market for the Company’s common stock.  In order to qualify for listing on the Over the Counter Bulletin Board (“OTCBB”), the Company must comply with the eligibility rules of the OTCBB (that is, all listed companies must be reporting companies), and accordingly the Company has filed and cleared comments on a Form 10-SB registration statement with the SEC.  However, the Company is currently delinquent in its periodic filings with the SEC; the Company intends to brings all such delinquent filings current not later than January 31, 2011.  At that time, the Company intends to apply for eligibility for quotation on the OTCBB.

Holders of Common Equity.

As of December 31, 2006, the Company had 58 record holders of its common stock.  The number of record holders was determined from the records of the Company’s transfer agent.  The number of record holders excludes any estimate of the number of beneficial owners of common shares held in street name.

Dividends.

The Company has not declared or paid a cash dividend to stockholders since it was organized.  The Board of Directors presently intends to retain any earnings to finance the Company’s operations and does not expect to authorize cash dividends in the foreseeable future.  Any payment of cash dividends in the future will depend upon the Company’s earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

There were no sales of unregistered (restricted) securities during the three months ended on December 31, 2006.

There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended December 31, 2006.

ITEM 6.          SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, its audited financial statements and related notes presented in a separate section of this report following Item 15, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Overview.

The Company intends to develop cutting edge pulmonary drug delivery systems capable of controlled drug delivery and drug release systems that improve the way patients receive medications and vaccines.

The Company’s long-term goal is to become a leading supplier of particle delivery systems to the pharmaceutical and biotechnology industries.  The Company will continue to focus its business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies and after clinical trials, if successful, will continue to push for human testing so the Company can bring its product into the market.

The Company’s clinical research efforts will continue to be aimed primarily at collaborations in the areas of vaccines and drug delivery.  The research and development efforts will focus on the Company’s two main product lines, VAP and COPD.  In addition, the Company will continue to work on product improvements to existing devices and development of products.

The Company is still in its development phase, and it expects to remain in the this phase for at least another five years until its products receive FDA approval and investors and buyers for its products can be secured.

Results of Operations.

The consolidated financial data for the years ended December 31, 2006, 2005 and 2004 are presented in the following table:

			For the Six Months Ended
	For the years ended December 31,		December 31,
	2006	2005	2004

Net revenues	$112,583	$--	$--

Expenses:
Depreciation	(1,739)	--	--
General, administrative, organization, and related expenses	(333,381)	(12,118)	(7,270)
Impairment of goodwill	(75,014)	--	--

Interest paid	(1,544)	--	--

Net loss and deficit accumulated during development stage	$(299,095)	$(12,118)	$(7,270)

Basic loss per share:
Net income	$(0.047)	$(0.015)
Weighted average number of common shares outstanding	6,360,027	814,932

Diluted loss per share:
Net income	$(0.034)	$(0.015)
Weighted average number of common shares outstanding	8,660,027	814,932

Revenue is derived from consulting services performed for an associated company Meizam – Advanced Enterprise Center Arad Ltd.

The increase in the general and administrative fees during the current year can be attributed mainly do to the employment of two directors, Gai Mar-Chaim and Sam Elimelech, during the current year, and fees paid for consulting work performed.

Liquidity and Capital Resources.

The Company is a developmental stage enterprise, and has generated only limited revenues to date.  The Company has devoted substantially all of its past efforts to seeking an acquisition of a business/assets for the Company and complying with its reporting requirements under the Securities Exchange Act of 1934.

The Company’s current cash and cash equivalents balance will be not be sufficient to fund its operations for the next 12 months.  The Company’s ability to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, and to obtain additional financing, and ultimately attain profitability.  The Company’s continued operations, as well as the implementation of the Company’s business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing.

The Company raised $7,700 from the issuance of 770,000 common shares pursuant to a Regulation S offering during July 2006.  On July 19, 2006, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited for the sale of 200,000 restricted shares of the Company’s common stock for consideration of $150,000 ($0.75 per share).  These shares were issued on August 6, 2006, the value of which was recorded as offering costs against paid-in capital.  Each share was accompanied by a 12-month warrant to acquire five shares at the price of the Company’s initial public offering as determined on the first trading day.

Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for the Company’s common stock will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company.  If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of the Company’s planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.  In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

•	curtail operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to the Company’s existing stockholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations.  Regardless of whether the Company’s cash assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to the Company’s existing stockholders.

Operations.

The Company intends to focus initially on delivery of hydrophobic antibiotics carried by our nano-particle delivery system via inhalation. In order to expedite time to market, the Company also intends to focus initially on VAP patients in hospitals, where the mortality rate is high and TPDS technology may be considered as a life saving solution.  TPDS concluded its initial development of the nano-particle delivery system with the target antibiotics tested in hospital mobilization systems.  The Company’s next phase is bacterial and completion of clinical trials needed to receive Helsinki approval to administer the Company’s medical solution for dying VAP patents. All clinical data accumulated will be used as the FDA clinical data and provide substantiation of technology efficiency.  The Company estimates the needed funds for this phase as $200,000 including establishing initial production at a GMP facility.

The Company is looking for expediting the regulatory process to obtain an FDA approval. Although the Company will be required to conduct full clinical trials in order to obtain an FDA approval that will allow the Company to sell its products in the U.S., it can start commercializing the product outside the US before obtaining the FDA approval.  In Europe, the Company is required to obtain only a CE-Mark certification plus local registration certificates to start sales.  The Company believes that such local certifications will allow it to begin generating revenues in before the end of 2007.

In order to obtain CE-Mark certification, the Company needs to submit to the local health department the Company’s compiled file containing all medical, biological, chemical, clinical information, along with all results accumulated from our pre-clinical and clinical trials.  In some cases, the Company will be asked to add or repeat a test in order to obtain the approval.

The Company estimates the needed funds for this phase as $300,000.  In addition, due to the potential life saving nature of these products, the Company may apply to the FDA for a “Compassionate Use” certificate that will allow the Company to begin selling its products to hospitals in the U.S. before the clinical trials are concluded.  The Company estimates that this phase funds needs are $75,000 for the regulation process.  Assuming the Company can collect and use the clinical data accumulated for the Companionate Use, the Company estimates that an additional $750,000 will be required in order to complete all phase 2 and 3 clinical trials in animals and humans.

The Company intends to retain regulatory consultants in order to expedite obtaining certifications in Israel, Europe, U.S. and the rest of the world.  The Company estimates that the cost of such an expert will be about $100,000 over the next four quarters.

In order to simplify the regulatory process, the Company intends to focus initially on generic FDA-approved drugs and on a drug delivery formulation based on GRAS (Generally Recognized As Safe) components.  The Company intends to conduct pre-clinical trials in animals, mainly to prove safety issues that will allow it to apply for clinical trials in hospitals.  Due to the potential life saving nature of its products, the Company expects that upon the completion of the safety pre-clinical trial some hospitals will start conducting clinical trials in their respiratory intensive care unit focusing initially on life threatened patients.  The Company estimates that safety bacterial and toxicity tests will require budget of approximately $40,000.  Should the clinical trials show successful results, the Company expects that hospitals will expand the usage to patients that are not in a life-threatening situation.

All needed budget for the  medication production are covered in the initial development budget.  The current production facility can produce TPDS medication for 10 patients per day.  The available facility does not stand in GMP standards and therefore the Company’s production is dedicated for in-vitro and animal trials.

The Company intends to develop in parallel a product for home use aimed at the mass market of COPD patients.  The Company estimates the budget needed to adapt its technology to the COPD patients as $60,000.  The Company also intends to utilize the synergy in the regulatory procedures and expedite the COPD product development in parallel to the VAP product.  The Company estimates an additional budget of about 1 million dollars for completion of the additional clinical trials needed for COPD medication phase 1 and 2.  Since the mass COPD market is not in a life-threatening situation, the Company believes that it requires full FDA approval to commercialize the product in the U.S.  The Company estimates that it will require an additional $2,000,000 complete the full FDA approval process.

Therefore, the Company intends to focus on the hospital VAP product in order to promote the market education, if and when the FDA approval is obtained, and leverage it for the COPD product launching.

The Company has already started looking for a GMP manufacturing infrastructure that may produce its products.  The Company intends to rely initially on existing drug producers infrastractures, but in the long run it may establish our own manufacturing line in the City of Arad.

When clinical trials start, the Company intends to approach pharmaceutical companies in Europe and Israel that specialize in distributing hospital supply.  Such companies may take the responsibility for the local regulatory procedures as well as the local sales to hospitals.

Purchases.

There is no plan to purchase significant equipment or plant.  The Company may acquire additional business synergies to its current business line.  For the present time, there is no plan for such a transaction.   The Company plans to recruit additional 2 employees: pre-clinical trials manager, and regulatory manager.

Further Search for Business Opportunities.

In addition to the above business activities, the Company will continue to search for business opportunities, particularly toward small and medium-sized enterprises.  The Company does not propose to restrict its search to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  This includes industries such as service, manufacturing, high technology, product development, medical, communications and others.  The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.  No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or to its stockholders.  Business opportunities may come to the Company’s attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company may pay a finder’s fee in connection with any such transaction.

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

The analysis of business opportunities will be under the supervision of the Company’s officers and directors.  In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the Company’s proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

Company management intends to meet directly with other key personnel of the target business entity as part of its investigation.  To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

Prior to making a decision to participate in a business opportunity, it is the Company’s policy to receive written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements.  Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, and will include miscellaneous other terms.

Inflation.

The impact of inflation on the Company’s costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions.  The Company is not aware of any inflationary pressures that have had any significant impact on its operations over the past quarter and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements.

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies.

The Securities and Exchange Commission (“SEC”) has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates; (b) long-lived asset impairment; and (c) share-based compensation.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a)           Use of Estimates.

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

(b)           Long-Lived Asset Impairment.

The Company evaluates its long-lived assets and certain identified intangible assets for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable utilizing an undiscounted cash flow analysis. The Company did not recognize any other impairment on our long-lived assets during the periods presented.

(c)           Share-Based Compensation.

On January 1, 2006, the Company adopted SFAS No.123R, which requires the measurement and recognition of compensation expense for all share-based payments to its employees and directors, including employee stock options, restricted stock and stock purchases based on the estimated fair value of the award on the grant date.  Upon the adoption of SFAS No. 123R, the Company maintained its method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123.

The use of the Black-Scholes valuation model to estimate the fair value of stock option awards requires us to make judgments and assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the actual amount of expense could be materially different in the future.

Compensation expense is only recognized on awards that ultimately vest.

Forward Looking Statements.

Information in this Form 10-K contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  When used in this Form 10-K, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements as of and for the year ended December 31, 2005, the period of inception (July 23, 2004) through December 31, 2004, the period of inception (July 23, 2004) through December 31, 2005, as of and for the year ended December 31, 2006, and the period of inception (July 23, 2004) through December 31, 2006 are presented in a separate section of this report following Item 15.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)  Effective on September 9, 2009, Child, Van Wagoner & Bradshaw, PLLC, the independent registered public accounting firm who was previously engaged as the principal accountant to audit the Company’s financial statements, was dismissed by the Company.  The decision to change principal accountants was approved by the Company’s Board of Directors.

Child, Van Wagoner & Bradshaw, PLLC audited the Company’s financial statements for the year ended December 31, 2005, the period of inception (July 23, 2004) through December 31, 2004, and the period of inception (July 23, 2004) through December 31, 2005.  This firm’s report on these financial statements was modified as to uncertainty that the Company will continue as a going concern; other than this, the accountant’s report on the financial statements for that period neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the period of inception (July 23, 2004) through December 31, 2005, and the subsequent period preceding such dismissal, there were no disagreements with Child, Van Wagoner & Bradshaw, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  In addition, there were no “reportable events” as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-K that occurred during the period of inception (July 23, 2004) through December 31, 2005, and the subsequent period preceding such dismissal.

(b) On September 9, 2009, the Company engaged Dov Weinstein & Co., as successor to Child, Van Wagoner & Bradshaw, PLLC, as its independent registered public accounting firm to audit the Company’s financial statements.  During the period of inception (July 23, 2004) through December 31, 2005, and the subsequent period prior to engaging this firm, neither the Company (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

ITEM 9A.        CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9A(T).   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to  management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon the evaluation, the Company’s principal executive/financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  In addition, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.

There were no changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 9B.        OTHER INFORMATION.

None.

PART III.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers.

The names, ages, and respective positions of the directors and executive officers of the Company are set forth below.  The directors named below will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified.  Directors are elected for a term until the next annual stockholders’ meeting.  Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

There are no family relationships between any two or more of the directors or executive officers. There are no arrangements or understandings between any two or more of the directors or executive officers. There is no arrangement or understanding between any of the directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs.  There are no other promoters or control persons of the Company.  There are no legal proceedings involving the executive officers or directors of the Company.

(a)           Sam Shlomo Elimelech, President/Director.

Mr. Elimelech, age 53, has executive and multidisciplinary technical experience and has founded and led several hi-tech companies in the communication field.  During the period of 1982 to 2000, he had extensive executive, management and technical experience in telecommunications.  From January 2000 to June 2002, Mr. Elimelech served as a director and CEO of Impact Active Team providing executive consulting for that company’s turn-around process up to an IPO.  For the period of July 2002 to the present, he has served as an investment manager of Pangea Investments GmbH’s office in Israel, and from July 2003 to September 2005, he was an investment manager in Pangea’s subsidiary, Enterprise Capital AG.

(b)           Gai Mar-Chaim, Secretary/Treasurer/Director.

Mr. Mar-Chaim, age 48, has twenty years of experience in strategic planning for more than 300 hi-tech companies.  In May 1987 he joined P.O.C., a leading management-consulting firm in Israel, an affiliate of Arthur D. Little, and managed its technology & industrial division.  In January 2000, Mr. Mar-Chaim joined Fantine Group, a business development and venture capital group, and managed its management consulting practice; in January 2001, he left this firm to resume his consulting activities at P.O.C.  In June 2002 he joined Pangea Investments GmbH, a Swiss-based investment company, as an investment manager in its Israel office and in July 2003 joined Enterprise Capital AG as an investment manager, a position he held until September 2005.  Mr. Mar-Chaim holds a Masters of Business Administration (finance) degree from Tel Aviv University.

Legal Proceedings.

There are three legal proceedings against Mr. Elimelech, and Mr. Mar-Chaim, as follows:

(a)           On November 23, 2006, Mercantile Bank filed a lawsuit in the Tel-Aviv Court is claiming a debt of $40,000, plus interest, from Enterprise Capital and from the Company as guarantor to loan provided to the Enterprise Capital.  Mr. Elimelech, and Mr. Mar-Chaim are also named as defendants in this action.  The defendants have filed answers in this action.

(b)           On October 19, 2006, P.O.C. Capital Investments Ltd., the landlord of Enterprise Capital’s premises in Israel, filed a lawsuit in the Tel-Aviv Court claiming alleged utility debt of Enterprise Capital of about $14,000, plus interest.  The Company, Mr. Elimelech, and Mr. Mar-Chaim are also named as defendants in this action.  The defendants have filed answers in this action.

(c)           On June 14, 2005, VKB Inc filed a lawsuit in the Tel-Aviv Court claiming $90,000 allegedly due to VKB by Enterprise Capital in connection of services and components provided to Enterprise Capital.  Pangea Investments, Mr. Elimelech, and Mr. Mar-Chaim are also named as defendants in this action.  The defendants have filed answers in this action.

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors,  certain officers and persons holding 10% or more of the Company’s common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company’s common stock with the Securities and Exchange Commission (“SEC”).  Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal year 2006, and certain written representations from executive officers and directors, the Company is aware the following required report was not timely filed: Form 3 for Howie Fialkov to report the acquisition of shares under the Company’s offering under Regulation S in July 2006.  This report has been prepared and filed with the SEC.  The Company is not aware of any other required reports that were not timely filed.

Corporate Governance.

The primary function of the Company’s board of directors is oversight of management so that identifying and addressing the risks and vulnerabilities that the Company faces is an important component of the board of directors’ responsibilities, whether monitoring ordinary operations or considering significant plans, strategies, or proposed transactions. The risk management process that the Company has established is overseen by the Audit Committee, which is also responsible for oversight of risk issues associated with our overall financial reporting and disclosure process and with legal compliance as well as reviewing policies on risk control assessment and accounting risk exposure.  While the board of directors is ultimately responsible for risk oversight, our management is responsible for day-to-day risk management processes.  The Company believes this division of responsibilities is the most effective approach for addressing the risks facing the Company and that its board of directors leadership structure supports this approach.

Code of Ethics.

The Company has not adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted such a code of ethics because all of management’s efforts have been directed to building the business of the Company; at a later time, the board of directors may adopt such a code of ethics.

Audit Committee.

The Company’s board of directors functions as audit committee for the Company.

The primary responsibility of the Audit Committee will be to oversee the financial reporting process on behalf of the Company’s board of directors and report the result of their activities to the board.  Such responsibilities include, but are not limited to, the selection, and if necessary the replacement, of the Company’s independent registered public accounting firm, review and discuss with such independent registered public accounting firm: (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company’s system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the annual report on Form 10-K.

The Company’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The audit committee may also pre-approve particular services on a case-by-case basis.

Other Committee of the Board of Directors.

The Company presently does not have a nominating committee, an executive committee of the board of directors, stock plan committee or any other committees.

Recommendation of Nominees.

The Company does not have a standing nominating committee or committee performing similar functions.  Because of the small size of the Company, the board of directors believes that it is appropriate for the Company not to have such a committee.  All the directors participate in the consideration of director nominees.

The board of directors does not have a policy with regard to the consideration of any director candidates recommended by security holders.  Because of the small size of the Company, and the limited number of stockholders, the board of directors believes that it is appropriate for the Company not to have such a policy.

When evaluating director nominees, The Company considered the following factors:

•	The appropriate size of the board.

•	The company’s needs with respect to the particular talents and experience of company directors.

•	Knowledge, skills and experience of prospective nominees, including experience in finance, administration.

•	Experience with accounting rules and practices.

•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

The Company’s goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience.

ITEM 11.         EXECUTIVE COMPENSATION.

(a)  The current officers and directors have not received any compensation to date.  They will not be remunerated until the Company commences operations.

On July 3, 2006, the Company entered into employment agreements with its two officers, Mr. Elimelech and Mr. Mar-Chaim, Secretary/Treasurer (see Exhibits 10.6 and 10.7). The Company is to pay to the employees, on or before the 9th day of each calendar month, a gross salary as follows: (a) $10,000 per month with respect to the period commencing on the Effective Date (July 3, 2006) and terminating upon the earlier of: (i) January 1, 2007; (ii) the end of the calendar month during which the Employee will desire to convert the employees due salaries to Company shares of common stock at a share price of $0.10 per share; (b) $15,000 per month with respect to the period commencing upon such conversion and upon expiration of the period set forth in (a) above. (c) $20,000 per month with respect to the period starting on January 1, 2008.  This salary, unless otherwise specifically provided herein, does not include the employment-benefit payments provided by any applicable law.  These individuals will also be eligible to have a company car and receive certain other employee benefits.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2006 (9,980,000 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group.  Each person or entity has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by that person or entity:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	Pangea Investments, GmbH, Einsiedlpus Wasse 1, Waedenswil V8 Switzerland 8820 (2)	7,098,200 (2)	71.12%
Common Stock	1568934 Ontario Limited, 3845 Bathurst Street, Suite 202, Toronto, Ontario, Canada, M3H 3N2 (3)	2,201,800 (3)	22.07%
Common Stock	Sam Shlomo Elimelech, 5190 Neil Road, Suite 430, Reno, Nevada 89502	200,000 (4)	2.00%
Common Stock	Gai Mar-Chaim, 5190 Neil Road, Suite 430, Reno, Nevada 89502	100,000 (5)	1.00%
Common Stock	Shares of all directors and executive officers as a group (2 persons)	300,000	3.00%

(1)  Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.  None of these individuals holds any convertible securities.

(2)  In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, Ralph W. Marthaler may be deemed a control person of the shares owned by this stockholder.

(3)  In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, Howie Fialkov may be deemed a control person of the shares owned by this stockholder.

(4)  In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, since 150,000 shares of the total are held by members of Mr. Elimelech’s household, he is considered to be the beneficial owner of these shares also.

(5)  In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, since 50,000 shares of the total are held by a member of Mr. Mar-Chaim’s household, he is considered to be the beneficial owner of these shares also.

Securities Authorized for Issuance under Equity Compensation Plans.

The Company has not adopted any equity compensation plans.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

(a)           On December 10, 2004, the Company sold 100,000 restricted shares of common stock to Pangea Investments GmbH, the majority stockholder of the Company, for the sum of $100.00 in cash.  In addition, the Company sold 10,000 shares restricted shares of common stock to Pangea for legal costs in establishing the Company.  All the shares were valued at a total of $110.00, or $0.001 per share.

(b)           On August 17, 2005, the Company sold 1,900,000 restricted shares of common stock to Pangea for consulting fees in accordance with a consulting agreement entered into between the Company and Pangea, valued at $1,900 ($0.001 per share).

(c)           On May 16, 2006, the Company entered into a consulting agreement with Dr Leonid Lurya (see Exhibit 10.2).  Dr Lurya is a leading researcher and expert in the field of pharmaceutical formulation, drug delivery systems, biochemistry, biophysics and physiology, with experience in management of pharmaceutical projects on different levels: laboratory, department and project development in cooperation with contractors (CRO) in Israel and worldwide.  Under this agreement, the Company incorporated a subsidiary TPDS Ltd, under the laws of the state of Israel to engage primarily in the field of biotechnological development of targeted inhalation lipid-based drug delivery systems. Dr Lurya adds his expertise in the field of pharmaceutical formulation to the project and his duties in the company include acting as chief technology officer, with responsibility for developing and designing the technology up to manufacturing stage.

As per the agreement, on August 14, 2006, the Company established TPDS Ltd, as an operating subsidiary to further develop and commercialize the novel drug technology that was acquired from Pangea.  The authorized share capital of the subsidiary was 5,000,000 shares at $0.01 each.  TPDS has issued share capital of 2,261,225 ordinary shares and allocated as follows: 1,561,165 ordinary shares issued to the Company, 50,000 ordinary shares issued to Dr Lurya, 350,000 ordinary shares issued to an escrow account on behalf of Dr Lurya according to a vesting plan, and 300,000 ordinary shares issued to an escrow agent on behalf of future key personnel.

(d)           On June 11, 2006 (originally reported as July 3, 2006), the Company entered into a Share Purchase Agreement with Pangea (see Exhibit 10.3).  Under this agreement, the Company purchased from Pangea all of the outstanding common stock of Impact Active Team Ltd, Inc., an Israeli corporation.  In return for acquiring these shares, the Company paid to Pangea 2,500,000 restricted shares of the Company’s common stock.

Impact Active Team (Pty) Ltd provides consulting services in the fields and biotechnology and life sciences. Impact was originally sold by Mr. Elimelech Mr. Mar-Chaim to Pangea in January 2006.  From that time to the date of this agreement, Impact has served as the operational arm of Pangea in Israel.  The decision was then made by Pangea to sell Impact to the Company in order to provide a revenue generating business for the Company.

(e)           On June 11, 2006 (originally reported as July 3, 2006), the Company entered into a Technology Purchase Agreement with Pangea Investments GmbH (see Exhibit 10.4).  Pangea is the owner of the intellectual properties, potential patent rights, know-how and research and development in process, and all related technical information, in connection with technology as described in a U.S. patent application filed on June 7, 2006.  This application covers a pulmonary inhalation drug delivery system for hydrophobic drug molecules for wet and dry inhalation.  In return for acquiring the rights to use the technology covered by this patent, the Company paid to Pangea 4,500,000 restricted shares of the Company’s common stock.

(f)           On June 11, 2006 (originally reported as July 3, 2006), the Company entered into a Finder’s Fee Agreement with Pangea (see Exhibit 10.5).  Under this agreement, which had an initial term of one month, Pangea is being engaged for the purpose of introducing the Company to potential non-United States investors in the Company’s equity.  In the event that during the term of this agreement any introduced person or entity enters into an equity investment transaction with the Company for the investment of not less than $500,000 in the aggregate, Pangea would be entitled to receive from the Company in consideration for the services rendered by it either of the following compensations:

•
in the event that the said equity investment transaction is entered into at the Agreed Company’s Value (as defined in the agreement), Pangea will receive a fee equal to 13% of the gross dollar amount received by the Company, to be paid by the Company to that firm within thirty days of receipt of any amount of investment, or

•
in the event that the said equity investment transaction is entered into at a value that is higher than the Agreed Company’s Value (as defined in that agreement), Pangea will receive, in lieu of the fee mentioned above, such number of the Company’s shares which is the difference between the number of shares that would have been issued to the investors if the said equity investment transaction would have been entered into on the basis of the Agreed Company’s Value and the number of shares actually issued by the Company under this equity investment transaction.

The Company granted Pangea an option to convert the amount due under this agreement into the shares of the Company’s common stock.  Such an option will be granted to Pangea by the Company for consecutive 36 months of such finder’s fee payments.  Pangea will exercise its option to purchase the common stock at the same share price paid by such an investor to the Company entitling Pangea to its fee.

(g)           On July 3, 2006, the Company entered into a Consulting Agreement with Pangea Investments GmbH (see Exhibit 10.6).  Under this agreement, which has an initial term of four years, Pangea will provide services in the areas of company foundation and equity growth.  As compensation under this agreement Pangea, will be paid the following:

For the period from August 1, 2004 to December 31, 2005	2,000,000 Company common stock shares (already paid and reported in a Form 8-K filed on August 22, 2005)
Monthly Management Fee per person	US $5,000 (accrued but not yet paid)
Expenses as defined in Section 3	Full reimbursement
Quarterly Bonus – to be delivered on the first business day of each quarter, quarterly in arrears	50,000 unrestricted shares per person (accrued but not yet paid).

(h)           On July 3, 2006, the Company entered into a Business Development Services Agreement with Pangea Investments GmbH (see Exhibit 10.7).   Under this agreement, which has an initial term of ten years, Pangea will provide the Company with services that will include business opportunities, technologies, products, and companies synergetic to the Company’s operations.  If during the term of this Agreement or within 24 months thereafter, the Company will be engaged in a transaction of acquiring technology, products companies, or business in any equity or monitory transaction of any of the business opportunities presented to the Company by Pangea, then the Company will grant Pangea an irrevocable option to acquire a number of the Company’s common stock up to 13% of the transaction’s value as reflected at the Company’s share price at the date that the Company’s counter party signs the transaction agreement.  The shares to be issued to Pangea under this option will be valued at their nominal value of $0.001 per share.

(i)           On July 3, 2006, the Company entered into employment agreements with its two officers, Mr. Elimelech and Mr. Mar-Chaim, Secretary/Treasurer (see Exhibits 10.8 and 10.9). The Company is to pay to the employees, on or before the 9th day of each calendar month, a gross salary as follows: (a) $10,000 per month with respect to the period commencing on the Effective Date (July 3, 2006) and terminating upon the earlier of: (i) January 1, 2007; (ii) the end of the calendar month during which the Employee will desire to convert the employees due salaries to Company shares of common stock at a share price of $0.10 per share; (b) $15,000 per month with respect to the period commencing upon such conversion and upon expiration of the period set forth in (a) above. (c) $20,000 per month with respect to the period starting on January 1, 2008.  This salary, unless otherwise specifically provided herein, does not include the employment-benefit payments provided by any applicable law.  These individuals will also be eligible to have a company car and receive certain other employee benefits.

(j)           On July 19, 2006, the Company entered into a Regulation-S stock purchase agreement with 1568934 Ontario Limited for the sale of shares of 200,000 restricted shares of common stock for consideration of $150,000 ($0.75 per share).  The shares were actually issued on August 6, 2006.  Each share was accompanied by a 12 month warrant to acquire 5 shares at the price of the Company’s initial public offering as determined on the first day trading; however, the warrants were never realized.

(k)           On July 29, 2006 (originally reported as July 3 2006), the Company sold 770,000 shares of the Company’s common stock to a total of 56 investors for a total consideration of $7,700.00 ($0.01 per share).  One of these investors (50,000 shares) was Ralph Marthaler, the controlling person of Pangea Investments GmbH.  Other related party investors were Mr. Elimelech (and nine members of his immediate family) (255,000 shares), the Company’s president and a director, and Mr. Mar-Chaim  (and ten members of his immediate family) (235,000 shares), the Company’s treasurer and a director.

(l)           On October 19, 2006, all technology rights, patents applications derivative work rights to the pulmonary inhalation drug delivery system for hydrophobic drug molecules for wet and dry inhalation inhaled medications purchased by the Company on July 3, 2006 were transferred to the Company’s subsidiary, TPDS, Ltd.

(m)           On October 25, 2006, the Company established Meizam - Advanced Enterprise Center Arad Ltd., an Israeli corporation, as an operating subsidiary in the City of Arad that will industrialize and commercialize novel technologies in the biotechnology & medical field. The Company intends to acquire through Meizam novel technologies at the end of the development phase in order to industrialize them with the assistance of the existing industries in the City of Arad, which will join Meizam as shareholders and provide part of their manufacturing services for shares in Meizam.  Meizam was established to carry out a joint project with Arad Economic Development Corporation to develop the biotech and medical industry in Arad.  Meizam intends to enter into agreement with Arad Economic Development Corp. to provide Meizam with infrastructure and management services in return for Meizam shares as well as municipal and government funding.  In order to initiate this project, Arad Economic Development Corp. entered in June 2006 into a consulting agreement with Impact Active Team Ltd. to screen prospective technologies and design the project’s strategy and business structure.  This consulting assignment is funded by the Ministry of Deputy Prime Minister (Shimon Peres) and the Ministry of Immigrant Absorption.  The plan of operation in Meizam for the next twelve months is to screen prospective technologies and acquire five to ten of the most attractive and promising, enter into agreements with the existing industries in Arad, hiring management staff that will push forward the industrialization and commercialization of these technologies to reach commercial sales, and raise funding from government and private sources.

(n)           On October 25, 2006, the Company entered into a Consulting Agreement with Meizam for an initial period of 4 years (see Exhibit 10.10).  Under the agreement, the Company will provide Meizam with managerial services which include; company formation and registration services, business development, fundraising assistance, screening investment opportunities, closing investment transactions and providing management and oversight.  Management fees under this agreement will be paid as follows:

Annual remuneration	120,000 restricted shares of common stock

Monthly management fee per 2 persons	$10,000 or 10,000 restricted shares of common stock

Expenses as defined by Section 3	Full reimbursement

For each of the transactions noted above, the transaction was negotiated, on the Company’s part, on the basis of what is in the best interests of the Company and its stockholders.  In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

Certain of the Company’s officers and directors are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors.  As a result, certain conflicts of interest may arise between the Company and such officers and directors.  The Company will attempt to resolve such conflicts of interest in its favor.

The Company defines director independence in accordance with the definition as set forth in Rule 5605(a)(2) of the Rules of the NASDAQ Stock Market.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC for the audit of the Company’s financial statements for the period of inception (July 23, 2004) through December 31, 2005: $3,685.  The aggregate fees billed for the professional services rendered by Child, Van Wagoner & Bradshaw, PLLC for review of the Company’s Form 10-Q’s for the year ended December 31, 2006: $6,000.

The aggregate fees billed for professional services rendered by Dov Weinstein & Co. for the audit of the Company’s financial statements for the year ended December 31, 2006, and for the period of inception (July 23, 2004) through December 31, 2006: $8,000.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the accounting firms that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the accounting firms for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by the accounting firms, other than the services reported above: $0.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as a part of this report on Form 10-K:

(a)           Audited financial statements as of and for the year ended December 31, 2005, the period of inception (July 23, 2004) through December 31, 2004, and the period of inception (July 23, 2004) through December 31, 2005;

(b)           Audited financial statements as of and for the year ended December 31, 2006, and the period of inception (July 23, 2004) through December 31, 2006; and

(c)           Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andain, Inc.

Dated: December 29, 2010	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sam Shlomo Elimelech Sam Shlomo Elimelech	President/Director	December 29, 2010
/s/ Gai Mar-Chaim Gai Mar-Chaim	Secretary/Treasurer/Director	December 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Andain, Inc.

We have audited the balance sheets of Andain, Inc. (a development stage company) (“Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2005, the period of inception (July 23, 2004) through December 31, 2004, and the period of inception (July 23, 2004) through December 31, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005, the period of inception (July 23, 2004) through December 31, 2004, and the period of inception (July 23, 2004) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company, as it has not yet obtained revenues from its planned principle operations.  These factors raise substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 31, 2006

ANDAIN, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	3,186	-
Note payable - stockholder (Note 5)	14,192	7,270

Total current liabilities	17,378	7,270

Total liabilities	17,378	7,270

Stockholders’ deficit (Note 4):
Preferred stock at $0.001 par value;
authorized 10,000,000 shares; no shares issued and outstanding	-	-

Common stock at $0.001 par value;
authorized 500,000,000 shares; 2,010,000 shares issued and outstanding	2,010	-

Deficit accumulated during development stage	(19,388)	(7,270)

Total stockholders’ deficit	(17,378)	(7,270)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to the financial statements

ANDAIN, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended	Period of Inception
	December 31,	(July 23, 2004) through December 31,
	2005	2004	2005

Revenue	$-	$-	$-

Expenses:

General, administrative,
organization, & related expenses	12,118	7,270	19,388

Net loss and deficit accumulated
during development stage	$(12,118)	$(7,270)	$(19,388)

Basic and diluted loss per share	$(0.015)	$(0.00)

Weighted average number of common
shares outstanding	814,932	0

See accompanying notes to the financial statements

ANDAIN, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2005

				Additional		Total
	Common Stock		Subscriptions	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Inception (July 23, 2004)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	-	-	-

Balance, September 30, 2004	-	-	-	-	-	-

Net loss					(7,270)	(7,270)

Balance, December 31, 2004	-	-	-	-	(7,270)	(7,270)

Common stock subscribed	-	-	(100)	-	-	(100)

Common stock issued at $0.001 for cash	100,000	100	-	-	-	100

Common stock subscriptions received	-	-	100	-	-	100

Common stock issued at $0.001 for legal services	10,000	10	-	-	-	10

Net loss					(8,655)	(8,655)

Balance, March 31, 2005	110,000	110	-	-	(15,925)	(15,815)

Net loss					(834)	(834)

Balance, June 30, 2005	110,000	110	-	-	(16,759)	(16,649)

Common stock issued to reduce stockholder loan	1,900,000	1,900	-	-	-	1,900

Net loss					(2,005)	(2,005)

Balance, September 30, 2005	2,010,000	2,010	-	-	(18,764)	(16,754)

Net loss					(624)	(624)

Balance, December 31, 2005	2,010,000	$2,010	$-	$-	$(19,388)	$(17,378)

See accompanying notes to the financial statements

ANDAIN, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Period of Inception
	Year Ended	(July 23, 2004) through December 31,
	December 31, 2005	2004	2005
Operating Activities:
Net loss	$(12,118)	$(7,270)	$(19,388)
Adjustments to reconcile net loss to net cash used in operations:
Shares issued for legal services	10	-	10
Note payable issued to stockholder for payment of operating expenses	8,822	7,270	16,092
Changes in operating assets and liabilities:
Accounts payable	3,186	-	3,186
Net cash used in operating activities	(100)	-	(100)

Investing Activities:	-	-	-

Financing Activities:
Shares issued for cash	100	-	100
Net cash provided by financing activities	100	-	100

Increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental schedule of cash flow activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash investing and financing activities:
Stock issued to reduce stockholder loan	$1,900	$-	$1,900

See accompanying notes to the financial statements

ANDAIN, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005,
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2004,
AND PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2005

NOTE 1 – PRESENTATION AND ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 23, 2004 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7.  Among the disclosures required by SFAS No. 7, are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations and cash flows disclose activity since the date of the Company’s inception.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The income tax benefit for the year ended December 31, 2005 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(4,241)
Valuation allowance	4,241

Total	$-

If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards that may be utilized by the Company.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs.  The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured.  The Company will offer non-cash consideration and seek equity lines as a means of financing its operations.  If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

The holders of the Company’s common stock:

•	have equal ratable rights to dividends from funds legally available for payment of dividends when, and if declared by the board of directors;

•	are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•	do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•	are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Preferred Stock.

The Company has authorized, but not issued, 10,000,000 shares of preferred stock, par value $0.001 per share.  The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the stockholders.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company relies on its majority stockholder for payment of its expenses during its development stage.  Since inception, this stockholder had accumulated reimbursements totaling $16,092.  On August 17, 2005, the Company issued common stock valued at $1,900 to this Stockholder (see Note 4), reducing the amount owed at December 31, 2005 to $14,192.    Of the expenses, $10,020 was for legal fees incurred with the Company’s attorney, who is a minority stockholder of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Andain Inc. and subsidiaries

We have audited the accompanying balance sheet of Andain Inc. and subsidiaries (a development stage company) (the “Company) as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2006, and for the period of inception (July 23, 2004) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and cash flows for the year ended December 31, 2006, and for the period of inception (July 23, 2004) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses, has had significant recurring negative cash flows from operations, and has an accumulated deficit that raises substantial doubt over its ability to continue as a going concern. Management’s plans in regard to these mattes are also described in Note 2. The consolidated financial statements do not include any adjustments that might result form this uncertainty.

The financial statements of the Company for the year ended December 31, 2005 were audited by another auditor who expressed an unmodified opinion on those statements on March 31, 2006.

/s/ Dov Weinstein & Co. C.P.A. (Isr)
Jerusalem, Israel
December 10, 2010

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$45,563
Accounts and other receivables	638
Total current assets	46,201

Property, plant and equipment (Note 4)	30,600
Investment in equity-accounted investee (Note 5)	568
Other loans	43,855

Total assets	$121,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$31,028
Total current liabilities	31,028

Long-term liabilities:
Long term debt (Note 6)	206,033
Bank overdraft	33,397

Total liabilities	270,458

Minority interest	1,657

Stockholders’ deficit (Note 7):
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	--
Common stock, $0.001 par value; 500,000,000 shares
authorized; 9,980,000 shares outstanding	9,980
Additional paid-in capital	156,730
Share-based payments	2,300
Accumulated deficit during development stage	(318,483)
Accumulated other comprehensive loss	(1,418)
Total Andain stockholders’ deficit	(150,891)

Total stockholders’ deficit	(149,234)

Total liabilities and stockholders’ deficit	$121,224

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

		Period of Inception
	Year Ended	(July 23, 2004) through
	December 31, 2006	December 31, 2006

Net revenue	$112,583	$112,583

Operating expenses:
Depreciation	(1,739)	(1,739)
General and administrative	(333,381)	(352,769)
Impairment of goodwill	(75,014)	(75,014)

Loss from operations	(297,551)	(316,939)

Interest expense	(1,544)	(1,544)

Net loss and deficit accumulated during development stage	$(299,095)	$(318,483)

Basic earnings per share:
Net income attributable to Andain	$(0.047)
Weighted average shares outstanding	6,360,027

Diluted earnings per share:
Net income attributable to Andain	$(0.034)
Weighted average shares outstanding	8,600,027

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2006

			Capital In	Share-	Non-		Other	Total
	Common Stock		Excess of	Based	Controlling	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Par	Reserve	Interest	Deficit	Loss	Deficit
Inception (July 23, 2004)	-	$-	$-	$-	$-	$-	$1,418	$-

Net loss	-	-	-	-	-	(7,270)	-	(7,270)

Balance, December 31, 2004	-	-	-	-	-	7,270	-	(7,270)

Common stock issued at $0.001 for cash	100,000	100	-	-	-	-	-	100

Common stock issued at $0.001 for legal services	10,000	10	-	-	-	-	-	10

Common stock issued to reduce stockholder loan at $0.001	1,900,000	1,900	-	-	-	-	-	1,900

Net loss	-	-	-	-	-	(12,118)	-	(12,118)

Balance, December 31, 2005	2,010,000	2,010	-	-	-	(19,388)	-	(17,378)

Common stock issued to purchase intellectual property at $1.50	4,500,000	4,500	-	-	-	-	-	4,500

Common stock issued to purchase Impact (Pty) Ltd. from Pangea Investments GmbH at $0.001	2,500,000	2,500	-	-	-	-	-	2,500

Common stock issued for cash at $0.01	770,000	770	6,930	-	-	-	-	7,700

Common stock issued for cash at $0.75	200,000	200	149,800	-	-	-	-	150,000

Share-based payment	-	-	-	300	-	-	-	300

Non-controlling interest	-	-	-	-	1,657	-	-	1,657

Share-based payment	-	-	-	2,000	-	-	-	2,000

Foreign currency translation adjustment	-	-	-	-	-	-	1,418	(1,418)

Net loss	-	-	-	-	-	(299,095)	-	(299,095)

Balance, December 31, 2006	9,980,000	$9,980	$156,730	$2,300	$1,657	$(318,483)	$1,418	$(149,234)

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period of Inception
	Year Ended	(July 23, 2004) through
	December 31, 2006	December 31, 2006
Operating activities:
Net loss	$(299,095)	$(318,483)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,739	1,739
Minority interests	1,657	1,657
Note payable issued to stockholder for payment of operating expenses	--	16,092
Shares issued for legal services	--	10
Accounts payable	27,842	31,028
Accounts receivable	(638)	(638)
Net cash used in operating activities	(268,495)	(268,595)

Investing activities:
Purchase of plant and equipment	(32,339)	(32,339)
Net cash used in investing activities	(32,339)	(32,339)

Financing activities:
Shares issued for cash	164,700	164,800
Share-based payments	2,300	2,300
Other loans	(43,855)	(43,855)
Loan from majority stockholder	71,869	71,869
Loan to equity-accounted investee	(568)	(568)
Loan from related parties	119,972	119,972
Net cash provided by financing activities	314,418	314,518

Increase in cash and cash equivalents	13,584	13,584

Cash and cash equivalents, beginning of period	--	--

Effects of exchange rate changes on the balance of cash held in foreign currencies	(1,418)	(1,418)

Cash and cash equivalents, end of period	$12,166	$12,166

Supplemental schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for purchase of intellectual property	$4,500	$4,500
Issuance of common stock for purchase of subsidiary	$2,500	$2,500
Issuance of common stock for payment of consulting fees	$300	$300
Issuance of common stock for payment of management fees	$--	$1,900
Non-cash compensation expense	$2,000	$2,000

See accompanying notes to consolidated financial statements

ANDAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2006 AND
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2006

NOTE 1 – GENERAL INFORMATION

Andain Inc (“Company”) was established in 2004 in Nevada, U.S.A. It is a public company developing novel technologies and products in the biotechnology and medical fields. Through its recent technology purchases, the Company has acquired the rights to intellectual properties, in order to produce pulmonary inhalation drug delivery systems.

NOTE 2 – BASIS OF PRESENTATION

The following financial statements present the financial results of the Company and its subsidiaries on a consolidated basis. The consolidated financial statements are prepared in accordance with generally accepted accounting principles of the United States (U.S. GAAP).

The financial statements have been prepared under the historical cost basis.

The principal accounting policies are set out below, these policies have been consistently applied to all the years presented, unless otherwise stated.

Consolidation Principles.

The consolidated financial statements of the Company include the accounts of the Company, a Nevada corporation, and all entities in which a direct or indirect controlling interest exists through voting rights or qualifying variable interests.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company commenced operations in 2004 for the purpose of developing, manufacturing and distributing drug delivery systems. Since its formation, the Company has been engaged principally in organizational, financing, research and development and marketing activities. The Company has not made a public issue of its stock.

Foreign Currencies.

The consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency and presentation currency.  The financial statements of entities that use a functional currency other than the U.S. Dollar, are translated into U.S. Dollars. Assets and liabilities are translated using the exchange rate on the respective balance sheet dates. Items in the income statement and cash flow statement are translated into U.S. Dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/(loss) within stockholders’ equity.

The functional currency of foreign entities is generally the local currency unless the primary economic environment requires the use of another currency.  Gains or losses arising from the translation or settlement of foreign-currency-denominated monetary assets and liabilities into the functional currency are recognized in the income in the period in which they arise. However, currency differences on intercompany loans that have the nature of a permanent investment are accounted for as translation differences as a separate component of other comprehensive income/(loss) within stockholders’ equity.

Use of Estimates.

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

Share-Based Payments.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method.  SFAS No.123R requires the measurement and recognition of compensation expense for all share-based payment awards granted to its employees and directors, including employee stock options, restricted stock and stock purchases based on the estimated fair value of the award on the grant date.  Upon the adoption of SFAS No. 123R, the Company maintained its method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123.

The use of the Black-Scholes valuation model to estimate the fair value of stock option awards requires the Company to make judgments and assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the actual amount of expense could be materially different in the future.

Compensation expense is only recognized on awards that ultimately vest.

Going Concern.

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs.  The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured.  The Company will offer non-cash consideration and seek equity lines as a means of financing its operations.  If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities, through business alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Cash Equivalents and Cash Equivalents.

Cash and cash equivalents include all cash balances and short-term highly liquid investments with an original maturity of three months or less that are readily convertible to cash. They are stated at face value, which approximates their fair value.

Accounts Receivable.

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered bad debt recoveries.  As of December 31, 2006, the Company has experienced no bad debt write offs from operations.

Property and Equipment.

Property and equipment are stated at cost.  Expenditures for repairs and maintenance are expensed as incurred. Expenditures that increase the useful life or value are capitalized.  For financial statement purposes, depreciation expense on property and equipment is computed on the straight-line method using the following lives:

Computer Equipment	3 years
Motor Vehicles	5 years

Long-Lived Asset Impairment.

The Company evaluates its long-lived assets and certain identified intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable utilizing an undiscounted cash flow analysis.  The Company did not recognize any other impairment on our long-lived assets during the periods presented.

Intangible Assets.

Intangible assets are stated at cost, less accumulated amortization.  Amortization of intangible assets is computed using the straight-line method over the estimated economic useful life of the assets.

Intangible assets resulted from the purchase from Pangea Investments GmbH, the majority  stockholder of the Company, the rights to intellectual property related to the production of inhalation drug delivery system.

The Company has recorded the assets at historical cost in accordance with the Staff Accounting Bulletin 5(g), “Transfers of Non-Monetary Assets by Promoters or Shareholders.” Pangea Investments GmbH has expensed all costs relating to the intellectual properties and the carrying value is assumed to be $Nil.

Amortization was computed using the straight-line method over the following estimated useful lives:

Intellectual property	10 years

On October 19, 2006, the Company transferred its intellectual property to its operating subsidiary, TPDS Ltd.

Goodwill.

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is no amortized, but is tested for impairment annually and whenever impairment indicators require so. An impairment loss is recognized to the extent that the carrying amount exceeds the assets fair value.

Investments in Equity-Accounted Investees.

Investment in companies in which the Company does not have the ability to directly or indirectly control the financial and operating decisions, but does possess the ability to exercise significant influence are accounted for using the equity method.  In the absence of demonstrable proof of significant influence, it is presumed to exist if at least 20% of the voting stock is owned.  The Company’s share of net income of these companies is included in the results relating to equity-accounted investees in the consolidated statements of income.  When the Company’s share of losses exceed the carrying amount of an investment accounted for by the equity method, the Company’s carrying amount of that investment is reduced to zero and recognition of further losses is discontinued unless the Company has guaranteed obligations of the investee or is otherwise committed to provide further financial support to the investee.

Revenue Recognition.

The Company recognizes revenue when all four recognition criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, seller’s price to buyer is fixed or determinable and collectability is reasonably assured.

Income Taxes.

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At December 31, 2006 and 2005, deferred tax assets had a 100% valuation allowance.

Earnings Per Share.

The Company presents basic and diluted earnings per share (EPS) data for its common shares. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees.

Cash Flow Statement.

Cash flow statements have been prepared using the indirect method. Cash flows in foreign currencies have been translated into U.S. dollars using the average exchange rate for the periods.

NOTE 3 – LIST OF SIGNIFICANT SUBSIDIARIES

			Proportion of Ownership Interest and Voting Power
Name of Company	Principal Activity	Location	Held at December 31, 2006

Impact Active Team Ltd	Medical	Israel	100%
T.P.D.S Ltd	Medical	Israel	69%

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Vehicles	Total
Balance as of December 31, 2005:
Cost	$--	$--	$--
Accumulated depreciation	--	--	--
Book value	--	--	--

Changes in book value:
Capital expenditure	860	31,479	32,339
Current depreciation	(47)	(1,692)	(1,739)

Balance as of December 31, 2006:	$813	$29,787	$30,600

NOTE 5 – INVESTMENT IN EQUITY-ACCOUNTED INVESTEE

Investments in equity accounted investees consists of the following:

Investment in equity-accounts investee at January 1, 2006:	$--

Acquisitions	568

Investment in equity-accounts investee at December 31, 2006:	$568

Total carrying amount of investments in and loans to equity-accounted investees is summarised as follows:

Stockholding

Meizam – Advanced Enterprise Center Arad Ltd	44.5%

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following:

	2006	2005

Key management personnel	$119,404	$--
Meizam – Advanced Enterprise Center Arad Ltd.	568	--
Pangea Investments GmbH	86,061	14,192

	$206,033	$14,192

The above loans are unsecured, interest free and have no set terms of repayment.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock.

On June 11, 2006, the Company entered into a share-based technology purchase agreement by issuing 4,500,000 restricted shares of common stock at $0.001 per share for the purchase of intellectual property, patent rights and related technical information for a pulmonary drug delivery system owned by Pangea Investments GmbH, the majority stockholder of the Company.

On June 11, 2006, the Company entered into a share-based purchase agreement by issuing 2,500,000 restricted shares of common stock at $0.001 per share for the purchase of all the common stock of Impact Active Team Ltd, a Company owned by Pangea Investments GmbH.

On July 19, 2006, the Company issued 200,000 restricted shares of common stock at $0.75 per share to 1568934 Ontario Limited for consideration of $150,000.  Each share was accompanied by a 12 month warrant to acquire five shares of common stock at the price of the Company’s initial public offering as determined on the first day trading; however, no warrants were realized.

On July 29, 2006, the Company issued 770,000 restricted shares of common stock at $0.01 per share to a total of 56 investors for consideration of $7,700.

The holders of the Company’s common stock:

•	have equal ratable rights to dividends from funds legally available for payment of dividends when, and if declared by the board of directors;

•	are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•	do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund and;

•	are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Preferred Stock.

The Company has authorized, but not issued, 10,000,000 shares of preferred stock, par value $0.001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the stockholders.

NOTE 8 – PROVISION FOR TAXES

At December 31, 2006, the Company had net operating loss carry forwards of $318,483 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely.  Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the year ended December 31, 2006 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(104,683)
Valuation allowance	104,683

Total	$--

If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of net operating loss carry forwards that may be utilized by the Company.

NOTE 9 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Foreign Exchange Risk.

The group operates internationally and is exposed to foreign exchange risk arising from various currency exposures, primarily with respect to the U.S. Dollar and the New Israeli Shekel.  Foreign exchange risk arises from future commercial transactions, recognized assets and liabilities and net investments in foreign operations.

Interest Rate Risk.

The Company is subject to cash flow interest rate risk due to fluctuations in the prevailing levels of market interest rates.  The investment manager monitors the Company’s overall interest sensitivity on a monthly basis and the general director on a quarterly basis.

Credit Risk.

Credit risk refers to the risk that a counter-party will default on its contractual obligations resulting in financial loss to the Group.  The Group has adopted a policy of only dealing with creditworthy counter-parties and obtaining sufficient collateral, where appropriate, as a means of mitigating the risk of financial loss from defaults.

Liquidity and Capital Risk Management.

The Company’s objectives when managing capital are to safeguard the group’s ability to continue as a going concern in order to provide returns for stockholders and benefits for other stakeholders and to maintain an optimal capital structure to reduce the cost of capital. In order to maintain or adjust the capital structure, the group may adjust the amount of dividends paid to stockholders, return capital to stockholders, issue new shares or sell assets to reduce debt.

NOTE 10 – RELATED PARTY TRANSATIONS

The Company’s majority stockholder is Pangea Investments GmbH (incorporated in the Switzerland), which owns approximately 70% of the Company’s outstanding common stock.

Balances and transactions between the Company and its subsidiaries, which are related parties of the Company, have been eliminated on consolidation and are not disclosed in this note.  Details of transactions between the group and other related parties are disclosed below.

The following transactions were carried out with related parties:

	2006	2005
	$	$
Income statement:
Compensation expenses	2,000	--
Directors remuneration	120,000	--
Management fees	60,000	--
Legal fees	20,000	10,020

Balance sheet:
Loan from equity-accounted investee	(568)	--
Loan from majority stockholder	(86,061)	--
Loans from key management personnel	(119,404)	--

NOTE 11 – SUBSEQUENT EVENTS

No material event occurred subsequent to year end which would have a material impact on the financial statements.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

10.1
Affiliation Agreement between the Impact Active Team Ltd. and P.O.C. High-Tech (1992) Ltd. Corporation, dated June 23, 2004 (incorporated by reference to Exhibit 10.8 of the Form SB-2 filed on February 13, 2007).

10.2	Consulting Agreement between the Company and Dr. Leonid Lurya, dated May 16, 2006 (filed herewith).

10.3
Share Purchase Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (not including Schedule 1, Disclosure Schedule) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 5, 2006).

10.4	Technology Purchase Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 5, 2006).

10.5	Finder’s Fee Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on July 5, 2006).

10.6	Consulting Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 5, 2006).

10.7	Business Development Services Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on July 5, 2006).

10.8	Employment Agreement between the Company and Sam Elimelech, dated July 3, 2006 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on July 5, 2006).

10.9	Employment Agreement between the Company and Gai Mar-Chaim, dated July 3, 2006 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on July 5, 2006).

10.10	Consulting Agreement between the Company and Meizam - Advanced Enterprise Center Arad Ltd., dated October 25, 2006 (filed herewith).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on November 20, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).