Form 10-Q
period 2007-03-31
ANDAIN, INC.
filed 2011-01-18
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-29113

ANDAIN, INC.
(Exact Name of Company as Specified in its Charter)

Nevada	20-2066406
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5190 Neil Road, Suite 430, Reno, Nevada	89502
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number:  (775) 333-5997

_____________________________________________________
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

As of March 31, 2007, the Company had 9,980,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006	4

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006 AND PERIOD OF INCEPTION THROUGH MARCH 31, 2007	6

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006 AND PERIOD OF INCEPTION THROUGH MARCH 31, 2007	7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	9

ITEM 2. MANAGEMIENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4. CONTROLS AND PROCEDURES	24

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	25

ITEM 1A. RISK FACTORS	25

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4. (REMOVED AND RESERVED)	26

ITEM 5. OTHER INFORMATION	26

ITEM 6. EXHIBITS	26

SIGNATURE	26

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$55,482	$45,563
Accounts receivable	2,890	638
Total current assets	58,372	46,201

Property, plant and equipment	29,844	30,600
Investment in equity-accounted investee	724	568
Other loans	40,996	43,855

Total assets	$129,936	$121,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$48,879	$31,028
Total current liabilities	48,879	31,028

Long-term liabilities:
Long-term debt	305,282	206,033
Bank overdrafts	56,748	33,397

Total liabilities	410,909	270,458

Minority Interest	1,747	1,657

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	March 31, 2007 (Unaudited)	December 31, 2006
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 9,980,000 shares issued and outstanding	9,980	9,980
Additional paid-in capital	156,730	156,730
Share-based reserves	2,300	2,300
Accumulated deficit during development stage	(474,918)	(318,483)
Accumulated other comprehensive loss	23,188	(1,418)
Total Andain stockholders’ deficit	(282,720)	(150,891)

Total stockholders’ deficit	(280,973)	(149,234)

Total liabilities and stockholders’ deficit	$129,936	$121,224

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Period of Inception (July 23, 2004) through
	2007	2006	March 31, 2007

Net revenue	$--	$--	$112,583

Operating expenses:
Depreciation	(1,272)	--	(3,011)
General and administrative	(155,163)	(992)	(507,932)
Impairment of goodwill	--	--	(75,014)

Loss from operations	(156,435)	(992)	(473,374)

Interest expense	--	--	(1,544)

Net loss and deficit accumulated during development state	$(156,435)	$(992)	$(474,918)

Basic loss per share:
Net loss attributable to Andain	$(0.02)	$(0.00)
Weighted average shares outstanding	9,980,000	2,010,000

Diluted loss per share:
Net loss attributable to Andain	$(0.01)	$(0.00)
Weighted average shares outstanding	11,980,000	2,010,000

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,		Period of Inception (July 23, 2004) through
	2007	2006	March 31, 2007
Operating activities:
Net loss	$(156,435)	$(992)	$(474,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,272	--	3,011
Minority interests	90	--	1,747
Shares issued for professional services	--	--	1,910
Accrued expenses – stockholder	--	1,292	37,508
Accrued consulting fees - stockholder	--	--	60,000
Accounts payable	17,851	800	48,879
Accounts receivable	(2,252)	(1,100)	(2,890)
Non-cash compensation expense	--	--	2,000
Equity-settled share-based payment	--	--	300
Accrued compensation	90,000	--	210,000
Effect of movements in foreign exchange rates on non-cash items	(516)	--	(516)

Net cash used in operating activities	(49,990)	--	(112,969)

Investing activities:
Purchase of equipment	--	--	(32,339)
Purchase of interest in equity-accounted investee	(156)	--	(724)

Net cash used in investing activities	(156)	--	(33,063)

Financing activities:
Proceeds from increase in bank overdrafts	23,351	--	56,748
Proceeds from stock issued for cash	--	--	164,800
Repayment of other loans	18,672	--	(25,183)
Loan from majority stockholder	1,240	--	(10,207)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

	Three Months Ended March 31,		Period of Inception (July 23, 2004) through
	2007	2006	March 31, 2007
Loan from equity-accounted investee	156	--	724
Loans from related parties	(7,960)	--	(7,960)
Loans from key management personnel	--	--	(596)

Net cash provided by financing activities	35,459	--	178,326

Increase (decrease) in cash and cash equivalents	(14,687)	--	32,294

Effects of exchange rate changes on the balance of cash held in foreign currencies	24,606	--	23,188

Cash and cash equivalents, beginning of period	45,563	--	--

Cash and cash equivalents, end of period	$55,482	$--	$55,482
Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of consulting fees	$--	$--	$1,900
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$50	$300
Non-cash compensation expense	$--	$--	$2,000

See accompanying notes to consolidated financial statements

ANDAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – GENERAL INFORMATION

Andain, Inc (“Company”) was established in 2004 in Nevada, U.S.A. It is a public company developing novel technologies and products in the biotechnology and medical fields. Through its recent technology purchases, the Company has acquired the rights to intellectual properties, in order to produce pulmonary inhalation drug delivery systems.

NOTE 2 – BASIS OF PRESENTATION

The financial information included herein for the three-month periods ended March 31, 2007 and 2006 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006 is derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared under the historical cost basis.

The principal accounting policies are set out below, these policies have been consistently applied to all the years presented, unless otherwise stated.

Going Concern.

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs.  The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured.  The Company will offer non-cash consideration as a means of financing its operations.  If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities, through business alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Accounts Receivable.

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances the remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries.  As of March 31, 2007, the Company has experienced no bad debt write offs from operations.

Property, Plant and Equipment.

Property and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that increase the useful life or value are capitalized. For financial statement purposes, depreciation expense on property and equipment is computed on the straight-line method using the following lives:

Motor vehicles	5 years
Furniture	15 years
Computer equipment	3 years

Impairment of Long-Lived Assets.

The Company evaluates its long-lived assets and certain identified intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Long-lived assets, such as property, plant and equipment and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset, generally determined by reference to the discounted future cash flows. Assets held for sale that meet certain criteria are measured at the lower of their carrying amount or fair value less cost to sell.

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

Interest Income.

Interest income is recognized in the consolidated statement of income as it is earned.

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

NOTE 3 – LIST OF SIGNIFICANT SUBSIDIARIES

			Proportion of Ownership
			Interest and Voting Power
Name of Company	Principal Activity	Location	Held at March 31, 2007

Impact Active Team Ltd.	Consulting	Israel	100%
TPDS Ltd.	Medical	Israel	69%

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Vehicles	Total

Balance as of December 31, 2006	$813	$29,787	$30,600

Depreciation	(72)	(1,200)	(1,272)
Effect of foreign currency exchange differences	14	502	516

Balance as of March 31, 2007 (unaudited)	$755	$29,089	$29,844

NOTE 5 – INVESTMENT IN EQUITY-ACCOUNTED INVESTEE

Investments in Equity-Accounted Investee (as defined under Note 10) consists of the following:

Investment in Equity-Accounted Investee at December 31, 2006	$568

Acquisitions	156

Investment in Equity-Accounted Investee at March 31, 2007 (unaudited)	$724

Total carrying amount of investments in and loans to the Equity-Accounted Investee is summarized as follows:

Stockholding

Meizam – Advanced Enterprise Center Arad Ltd.	45%

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)

Key management personnel	$201,444	$119,404
Equity-Accounted Investee	724	568
Majority Stockholder (as defined under Note 10)	87,301	86,061
Other loans	15,813	–

	$305,282	$206,033

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

NOTE 8 – PROVISION FOR TAXES

At March 31, 2007, the Company had net operating loss carry forwards of $474,918 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely.  Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the three months ended March 31, 2007 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(54,752)
Valuation allowance	54,752

Total	$--

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

The following entities have been identified as related parties:

Pangea Investments GmbH	Majority Stockholder of Andain, Inc.
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, Equity-Accounted Investee
Sam Elimelech	Director of Andain, Inc.
Gai Mar-Chaim	Director of Andain, Inc.

The following transactions were carried out with related parties:

	March 31, 2007	December 31, 2006
	(Unaudited)
	$	$

Income statements:
Compensation expenses	–	2,000
Directors’ remuneration	90,000	120,000
Management and consulting fees	–	60,000
Legal fees	–	20,000

Balance sheets:
Loan from Equity-Accounted Investee	(724)	(568)
Loan from Majority Stockholder	(87,301)	(86,061)
Loans from key management personnel	(201,444)	(119,404)

NOTE 11 – SUBSEQUENT EVENTS

No material event occurred subsequent to year end which would have a material impact on the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the Company’s unaudited financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

(a)           General Discussion.

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

(b)           Operations.

The Company intends to focus initially on delivery of hydrophobic antibiotics carried by our nano-particle delivery system via inhalation. In order to expedite time to market, the Company also intends to focus initially on VAP patients in hospitals, where the mortality rate is high and TPDS Ltd. technology may be considered as a life saving solution.  TPDS concluded its initial development of the nano-particle delivery system with the target antibiotics tested in hospital mobilization systems.  The Company’s next phase is bacterial and completion of clinical trials needed to receive Helsinki approval to administer the Company’s medical solution for dying VAP patents. All clinical data accumulated will be used as the FDA clinical data and provide substantiation of technology efficiency.  The Company estimates the needed funds for this phase as $500,000 including establishing initial production at a GMP facility.

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

The Company estimates the needed funds for this phase as $300,000.  In addition, due to the potential life saving nature of these products, the Company may apply to the FDA for a “Compassionate Use” certificate that will allow the Company to begin selling its products to hospitals in the U.S. before the clinical trials are concluded.  The Company estimates that this phase funds needs are $100,000 for the regulation process.  Assuming the Company can collect and use the clinical data accumulated for the Companionate Use, the Company estimates that an additional $750,000 will be required in order to complete all phase 2 and 3 clinical trials in animals and humans.

The Company intends to retain regulatory consultants in order to expedite obtaining certifications in Israel, Europe, U.S. and the rest of the world.  The Company estimates that the cost of such an expert will be about $150,000.

In order to simplify the regulatory process, the Company intends to focus initially on generic FDA-approved drugs and on a drug delivery formulation based on GRAS (Generally Recognized As Safe) components.  The Company intends to conduct pre-clinical trials in animals, mainly to prove safety issues that will allow it to apply for clinical trials in hospitals.  Due to the potential life saving nature of its products, the Company expects that upon the completion of the safety pre-clinical trial some hospitals will start conducting clinical trials in their respiratory intensive care unit focusing initially on life threatened patients.  The Company estimates that safety bacterial and toxicity tests will require budget of approximately $240,000.  Should the clinical trials show successful results, the Company expects that hospitals will expand the usage to patients that are not in a life-threatening situation.

All needed budget for the medication production are covered in the initial development budget.  The current production facility can produce TPDS medication for 10 patients per day.  The available facility does not stand in GMP standards and therefore the Company’s production is dedicated for in-vitro and animal trials.

The Company intends to develop in parallel a product for home use aimed at the mass market of COPD patients.  The Company estimates the budget needed to adapt its technology to the COPD patients as $100,000.  The Company also intends to utilize the synergy in the regulatory procedures and expedite the COPD product development in parallel to the VAP product.  The Company estimates an additional budget of about 1 million dollars for completion of the additional clinical trials needed for COPD medication phase 1 and 2.  Since the mass COPD market is not in a life-threatening situation, the Company believes that it requires full FDA approval to commercialize the product in the U.S.  The Company estimates that it will require an additional $2,000,000 complete the full FDA approval process.

Therefore, the Company intends to focus on the hospital VAP product in order to promote the market education, if and when the FDA approval is obtained, and leverage it for the COPD product launching.

The Company has already started looking for a GMP manufacturing infrastructure that may produce its products.  The Company intends to rely initially on existing drug producers infrastructures, but in the long run it may establish our own manufacturing line in the City of Arad.

When clinical trials start, the Company intends to approach pharmaceutical companies in Europe and Israel that specialize in distributing hospital supply.  Such companies may take the responsibility for the local regulatory procedures as well as the local sales to hospitals.

There is no plan to purchase significant equipment or plant.  The Company may acquire additional business synergies to its current business line.  For the present time, there is no plan for such a transaction.  The Company plans to recruit additional two employees: pre-clinical trials manager, and regulatory manager.

Results of Operations.

(a)           Net Revenue.

The Company had net revenue of $0 for the three months ended March 31, 2007 compared to $0 for the three months ended March 31, 2006.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $155,163 for the three months ended March 31, 2007 compared to $992 for the three months ended March 31, 2006, an increase of $154,171.  The increase in general and administrative expenses was due to the continued employment of the Company’s two directors, Gai Mar-Chaim and Sam Elimelech, during the current year, and fees paid for consulting work performed in the Company’s subsidiary Impact Active Team Ltd.

(c)           Net Loss.

The Company had a net loss of $156,435 for the three months ended March 31, 2007 compared to $992 for the three months ended March 31, 2006, an increase of $155,443.  The increase in net loss is the result of the factors mentioned above.

Operating Activities.

The net cash used in operating activities was $49,990 for the three months ended March 31, 2007 compared to $0 for the three months ended March 31, 2006, an increase of $49,990.  This increase is attributed to many changes from period to period, however mainly attributable to the increase in operating expenses in the Company’s wholly-owned subsidiary, Impact Active Team Ltd., acquired in June 2006.

Liquidity and Capital Resources.

As of March 31, 2007, the Company had total current assets of $58,372 and total current liabilities of $48,879, resulting in a working capital surplus of $9,493.  The cash and cash equivalents balance as of March 31, 2007 totaled $55,482.

The net cash provided by financing activities was $34,459 for the three months ended March 31, 2007, primarily from proceeds from an increase in bank overdrafts and proceeds from other loans (a category that increased from $0 for the three months ended March 31, 2006).  Overall, cash and cash equivalents for the three months ended March 31, 2007 increased by $9,919.

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

Critical Accounting Policies.

The Securities and Exchange Commission (“SEC”) has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates; (b) impairment of long-lived assets; and (c) share-based compensation.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

(b)           Impairment of Long-Lived Assets.

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

Forward Looking Statements.

Information in this Form 10-Q contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  When used in this Form 10-K, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the principal executive officer/principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  In addition, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

Inherent Limitations of Control Systems.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, the Company may become party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of the business.  There are no material legal proceedings to report, except as outlined in the last Form 10-K.  There are no changes to those legal proceedings as reported in that Form 10-K.

ITEM 1A.  RISK FACTORS.

There have been no material changes in the risk factors as previously disclosed in response to Item 1A.of Part I of the Company’s latest Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2007.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended March 31, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andain, Inc.

Dated: January 10, 2011	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

10.1
Affiliation Agreement between the Impact Active Team Ltd. and P.O.C. High-Tech (1992) Ltd. Corporation, dated June 23, 2004 (incorporated by reference to Exhibit 10.8 of the Form SB-2 filed on February 13, 2007).

10.2	Consulting Agreement between the Company and Dr. Leonid Lurya, dated May 16, 2006 (incorporated by reference to Exhibit 10.2 of the Form 10-K filed on December 30, 2010).

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

10.10
Consulting Agreement between the Company and Meizam - Advanced Enterprise Center Arad Ltd., dated October 25, 2006 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on December 30, 2010).

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