Form 10-Q
period 2007-06-30
ANDAIN, INC.
filed 2011-01-18
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
__________________________________________________________________ (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

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

Yes ☐        No ☒

As of June 30, 2007, the Company had 9,980,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006 AND PERIOD OF INCEPTION THROUGH JUNE 30, 2007	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006 AND PERIOD OF INCEPTION THROUGH JUNE 30, 2007	6

	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMIENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4.	CONTROLS AND PROCEDURES	23

PART II – OTHER INFORMATION		24

ITEM 1.	LEGAL PROCEEDINGS	24

ITEM 1A.	RISK FACTORS	24

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4.	(REMOVED AND RESERVED)	25

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	25

SIGNATURE		25

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$54,254	$45,563
Accounts receivable	6,685	638

Total current assets	60,939	46,201

Property, plant and equipment	27,939	30,600
Investment in equity-accounted investee	880	568
Other loans	58,335	43,855

Total assets	$148,093	$121,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$83,430	$31,028
Total current liabilities	83,430	31,028

Long-term liabilities:
Long-term debt	375,780	206,033
Bank overdraft	52,612	33,397

Total liabilities	511,822	270,458

Minority Interest	1,627	1,657

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	June 30, 2007 (Unaudited)	December 31, 2006

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized; 9,980,000 shares issued and outstanding	9,980	9,980
Additional paid-in capital	156,730	156,730
Share-based reserves	2,300	2,300
Accumulated deficit during development stage	(554,766)	(318,483)
Accumulated other comprehensive loss	20,400	(1,418)
Total Andain stockholders’ deficit	(365,356)	(150,891)

Total stockholders’ deficit	(363,729)	(149,234)

Total liabilities and stockholders’ deficit	$148,093	$121,224

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		Period of Inception
	June 30,		June 30,		(July 23, 2004)
	2007	2006	2007	2006	through June 30, 2007

Net revenue	$139,444	$–	$139,444	$–	$252,027

Operating expenses:
Depreciation	(1,216)	–	(2,488)	–	(4,227)
General and administrative	(218,076)	(2,221)	(373,239)	(3,213)	(726,008)
Impairment of goodwill	–	–	–	–	(75,014)

Loss from operations	(79,848)	(2,221)	(236,283)	(3,213)	(553,222)

Interest expense	–	–	–	–	(1,544)

Net loss and deficit accumulated during development stage	$(79,848)	$(2,221)	$(236,283)	$(3,213)	$(554,766)

Basic loss per share:
Net loss attributable to Andain	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted average shares outstanding	9,980,000	2,010,000	9,980,000	2,010,000

Diluted loss per share:
Net loss attributable to Andain	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Weighted average shares outstanding	11,980,000	2,010,000	11,980,000	2,010,000

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Period of Inception
	June 30,		(July 23, 2004)
	2007	2006	through June 30, 2007

Operating activities:
Net loss	$(236,283)	$(3,213)	$(554,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,488	–	4,227
Minority interests	(30)	–	1,627
Shares issued for professional services	–	–	1,910
Accrued expenses – stockholder	1,506	5,099	39,014
Accrued consulting fees - stockholder	–	–	60,000
Accounts payable	52,402	(1,086)	83,430
Accounts receivable	(6,047)	(800)	(6,685)
Non-cash compensation expense	–	–	2,000
Equity-settled share-based payment	–	–	300
Accrued compensation	180,000	–	300,000
Effect of movements in foreign exchange rates on non-cash items	173	–	173

Net cash used in operating activities	(5,791)	–	(68,770)

Investing activities:
Purchase of equipment	–	–	(32,339)
Purchase of interest in equity-accounted investee	(312)	–	(880)

Net cash used in investing activities	(312)	–	(33,219)

Financing activities:
Proceeds from increase in bank overdrafts	19,215	–	52,612
Proceeds from stock issued for cash	–	–	164,800
Repayment of other loans	(14,480)	–	(58,335)
Loan from majority stockholder	65	–	(11,382)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Six Months Ended		Period of Inception
	June 30,		(July 23, 2004)
	2007	2006	through June 30, 2007

Loan from equity-accounted investee	312	–	880
Loans from key management personnel	(12,136)	–	(12,732)

Net cash provided by (used in) financing activities	(7,024)	–	135,843

Increase (decrease) in cash and cash equivalents	(13,127)	–	33,854

Effects of exchange rate changes on the balance of cash held in foreign currencies	21,818	–	20,400

Cash and cash equivalents, beginning of period	45,563	–	–

Cash and cash equivalents, end of period	$54,254	$–	$54,254

Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of consulting fees	$–	$–	$1,900
Issuance of common stock for purchase of intellectual property	$–	$4,500	$4,500
Issuance of common stock for purchase of subsidiary	$–	$2,500	$2,500
Issuance of common stock for payment of management and consulting fees	$–	$100	$300
Non-cash compensation expense	$–	$–	$2,000

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

NOTE 2 – BASIS OF PRESENTATION

The financial information included herein for the three and six month periods ended June 30, 2007 and 2006 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006 is derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable.

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered bad debt recoveries.  As of June 30, 2007, the Company has experienced no bad debt write offs from operations.

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

NOTE 3 – LIST OF SIGNIFICANT SUBSIDIARIES

			Proportion of Ownership
	Principal		Interest and Voting Power
Name of Company	Activity	Location	Held at June 30, 2007

Impact Active Team Ltd.	Consulting	Israel	100%
TPDS Ltd.	Medical	Israel	69%

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Vehicles	Total

Balance as of December 31, 2006	$813	$29,787	$30,600

Depreciation	(140)	(2,348)	(2,488)
Effect of foreign currency exchange differences	(5)	(168)	(173)

Balance as of June 30, 2007 (unaudited)	$668	$27,271	$27,939

NOTE 5 – INVESTMENT IN EQUITY-ACCOUNTED INVESTEE

Investments in Equity-Accounted Investee (as defined under Note 10) consists of the following:

Investment in Equity-Accounted Investee at December 31, 2006	$568

Acquisitions	312

Investment in Equity-Accounted Investee at June 30, 2007 (unaudited)	$880

Total carrying amount of investments in and loans to the Equity-Accounted Investee is summarized as follows:

Stockholding

Meizam – Advanced Enterprise Center Arad Ltd.	45%

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)

Key management personnel	$287,268	$119,404
Equity-Accounted Investee	880	568
Majority Stockholder (as defined under Note 10)	87,632	86,061
	$375,780	$206,033

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

The holders of the Company’s common stock:

●	have equal ratable rights to dividends from funds legally available for payment of dividends when, and if declared by the board of directors;

●	are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

●	do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund and;

●	are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Preferred Stock.

The Company has authorized, but not issued, 10,000,000 shares of preferred stock, par value $0.001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the stockholders.

NOTE 8 – PROVISION FOR TAXES

At June 30, 2007, the Company had net operating loss carry forwards of $554,766 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the six months ended June 30, 2007 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(82,699)
Valuation allowance	82,699

Total	$–

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

The following entities have been identified as related parties:

Pangea Investments GmbH	Majority Stockholder of Andain, Inc.
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, Equity-Accounted Investee
Sam Elimelech	Director of Andain, Inc.
Gai Mar-Chaim	Director of Andain, Inc.

The following transactions were carried out with related parties:

	June 30, 2007	December 31, 2006
	(Unaudited)
	$	$

Income statements:
Compensation expenses	–	2,000
Directors’ remuneration	180,000	120,000
Management and consulting fees	–	60,000
Legal fees	–	20,000

Balance sheets:
Loan from Equity-Accounted Investee	(880)	(568)
Loan from Majority Stockholder	(87,632)	(86,061)
Loans from key management personnel	(287,268)	(119,404)

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

Results of Operations.

(a)           Net Revenue.

The Company had net revenue of $139,444 for the three and six months ended June 30, 2007 compared to $0 for the three and six months ended June 30, 2006.  Net revenue increased exclusively from consulting income earned by the Company’s subsidiary, Impact Active Team Ltd., which was acquired in June 2006.  This increase also resulted from fluctuations in the average U.S. Dollar to Israeli Shekel exchange rate from 2006 to 2007.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $218,076 for the three months ended June 30, 2007 compared to $2,221 for the three months ended June 30, 2006, an increase of $215,855.  General and administrative expenses were $373,239 for the six months ended June 30, 2007 compared to $3,231 for the six months ended June 30, 2006.  The increase in general and administrative expenses was due to the continued employment of the Company’s two directors, Gai Mar-Chaim and Sam Elimelech, during the current year, and fees paid for consulting work performed in the Company’s subsidiary Impact Active Team Ltd.

(c)           Net Loss.

The Company had a net loss of $79,848 for the three months ended June 30, 2007 compared to $2,221 for the three months ended June 30, 2006, an increase of $77,627.  The net loss was $236,283 for the six months ended June 30, 2007 compared to $3,213 for the six months ended June 30, 2006, an increase of $233,070.  The increase in net loss is the result of the factors mentioned above.

Operating Activities.

The net cash used in operating activities was $5,791 for the six months ended June 30, 2007 compared to $0 for the six months ended June 30, 2006, an increase of $5,791.  This increase is attributed to many changes from period to period, however mainly attributable to the increase in operating expenses in the Company’s wholly-owned subsidiary, Impact Active Team Ltd., acquired in June 2006.

Investing Activities.

Net cash used in investing activities was $312 for the six months ended June 30, 2007 compared to $0 for the six months ended June 30, 2006, an increase of $312.  This increase resulted from the purchase of an interest in Meizam - Advanced Enterprise Center Arad Ltd.

Liquidity and Capital Resources.

As of June 30, 2007, the Company had total current assets of $60,939 and total current liabilities of $83,430, resulting in a working capital deficit of $22,491.  The cash and cash equivalents balance as of June 30, 2007 totaled $54,254.

The net cash used in financing activities was $7,024 for the six months ended June 30, 2007, primarily from the repayment of management loans and other loans; this is compared to $0 for the six months ended June 30, 2006.  Overall, cash and cash equivalents for the six months ended June 30, 2007 increased by $8,691.

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

Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for the Company’s common stock will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company.  If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of the Company’s planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.  In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

•	curtail operations significantly;sell significant assets;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of the Company.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, the Company may become party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of the business.  There are no material legal proceedings to report, except as outlined in the Form 10-K for the year ended December 31, 2006.  There are no changes to those legal proceedings as reported in that Form 10-K.

ITEM 1A.  RISK FACTORS.

There have been no material changes in the risk factors as previously disclosed in response to Item 1A.of Part I of the Company’s latest Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2007.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended June 30, 2007.

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

Dated: January 11, 2011	Andain, Inc. By: /s/ Sam Shlomo Elimelech Sam Shlomo Elimelech, President

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

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