Form 10-Q
period 2007-09-30
ANDAIN, INC.
filed 2011-01-18
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
_________________________________________________________________ (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

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

Yes ☐   No ☒

As of September 30, 2007, the Company had 9,980,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006 AND PERIOD OF INCEPTION THROUGH SEPTEMBER 30, 2007	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006 AND PERIOD OF INCEPTION THROUGH SEPTEMBER 30, 2007	6

	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMIENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4.	CONTROLS AND PROCEDURES	23

PART II – OTHER INFORMATION		24

ITEM 1.	LEGAL PROCEEDINGS	24

ITEM 1A.	RISK FACTORS	25

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4.	(REMOVED AND RESERVED)	25

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	26

SIGNATURE		27

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$57,445	$45,563
Accounts receivable	7,399	638

Total current assets	64,844	46,201

Property, plant and equipment	28,474	30,600
Investment in equity-accounted investee	1,036	568
Other loans	61,387	43,855

Total assets	$155,741	$121,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$83,109	$31,028
Total current liabilities	83,109	31,028

Long-term liabilities:
Long-term debt	464,747	206,033
Bank overdraft	75,029	33,397

Total liabilities	622,885	270,458

Minority Interest	1,940	1,657

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	September 30, 2007 (Unaudited)	December 31, 2006

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized; 9,980,000 shares issued and outstanding	9,980	9,980
Additional paid-in capital	156,730	156,730
Share-based reserves	2,300	2,300
Accumulated deficit during development stage	(662,249)	(318,483)
Accumulated other comprehensive loss	24,155	(1,418)
Total Andain stockholders’ deficit	(469,084)	(150,891)

Total stockholders’ deficit	(467,144)	(149,234)

Total liabilities and stockholders’ deficit	$155,741	$121,224

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		Period of Inception
	September 30,		September 30,		(July 23, 2004) through
	2007	2006	2007	2006	September 30, 2007

Net revenue	$3,259	$–	$142,703	$–	$255,286

Operating expenses:
Depreciation	(1,255)	–	(3,743)	–	(5,482)
General and administrative	(109,487)	(104,940)	(482,726)	(108,153)	(835,495)
Impairment of goodwill	–	–	–	–	(75,014)

Loss from operations	(107,483)	(104,940)	(343,766)	(108,153)	(660,705)

Interest expense	–	–	–	–	(1,544)

Net loss and deficit accumulated during development stage	$(107,483)	$(104,940)	$(343,766)	$(108,153)	$(662,249)

Basic loss per share:
Net loss attributable to Andain	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average shares outstanding	9,980,000	9,730,652	9,980,000	4,611,832

Diluted loss per share:
Net loss attributable to Andain	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average shares outstanding	11,980,000	9,730,652	11,980,000	4,611,832

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		Period of Inception
	September 30,		(July 23, 2004) through
	2007	2006	September 30, 2007

Operating activities:
Net loss	$(343,766)	$(108,153)	$(662,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,743	–	5,482
Minority interests	283	–	1,940
Shares issued for professional services	–	–	1,910
Accrued expenses – stockholder	1,506	18,439	39,014
Accrued consulting fees - stockholder	–	30,000	60,000
Accounts payable	52,081	214	83,109
Accounts receivable	(6,761)	(500)	(7,399)
Non-cash compensation expense	–	–	2,000
Equity-settled share-based payment	–	–	300
Accrued compensation	270,000	60,000	390,000
Effect of movements in foreign exchange rates on non-cash items	(1,617)	–	(1,617)

Net cash used in operating activities	(24,531)	–	(87,510)

Investing activities:
Purchase of equipment	–	–	(32,339)
Purchase of interest in equity-accounted investee	(468)	–	(1,036)

Net cash used in investing activities	(468)	–	(33,375)

Financing activities:
Proceeds from increase in bank overdrafts	41,632	–	75,029
Proceeds from stock issued for cash	–	157,700	164,800
Repayment of other loans	(14,049)	–	(57,904)
Loan from majority stockholder	(605)	–	(12,052)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Nine Months Ended		Period of Inception
	September 30,		(July 23, 2004) through
	2007	2006	September 30, 2007

Loan from equity-accounted investee	468	–	1,036
Loans from key management personnel	(16,138)	–	(16,734)

Net cash provided by financing activities	11,308	157,700	154,175

Increase (decrease) in cash and cash equivalents	(13,691)	157,700	33,290

Effects of exchange rate changes on the balance of cash held in foreign currencies	25,573	–	24,155

Cash and cash equivalents, beginning of period	45,563	–	–

Cash and cash equivalents, end of period	$57,445	$157,700	$57,445

Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of consulting fees	$–	$–	$1,900
Issuance of common stock for purchase of intellectual property	$–	$4,500	$4,500
Issuance of common stock for purchase of subsidiary	$–	$2,500	$2,500
Issuance of common stock for payment of management and consulting fees	$–	$150	$300
Non-cash compensation expense	$–	$–	$2,000

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

NOTE 2 – BASIS OF PRESENTATION

The financial information included herein for the three and nine month periods ended September 30, 2007 and 2006 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006 is derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable.

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered bad debt recoveries.  As of September 30, 2007, the Company has experienced no bad debt write offs from operations.

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

NOTE 3 – LIST OF SIGNIFICANT SUBSIDIARIES

			Proportion of Ownership
	Principal		Interest and Voting Power
Name of Company	Activity	Location	Held at September 30, 2007

Impact Active Team Ltd.	Consulting	Israel	100%
TPDS Ltd.	Medical	Israel	69%

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Vehicles	Total

Balance as of December 31, 2006	$813	$29,787	$30,600

Depreciation	(100)	(3,643)	(3,743)
Effect of foreign currency exchange differences	43	1,574	1,617

Balance as of September 30, 2007 (unaudited)	$756	$27,718	$28,474

NOTE 5 – INVESTMENT IN EQUITY-ACCOUNTED INVESTEE

Investments in Equity-Accounted Investee (as defined under Note 10) consists of the following:

Investment in Equity-Accounted Investee at December 31, 2006	$568

Acquisitions	468

Investment in Equity-Accounted Investee at September 30, 2007 (unaudited)	$1,036

Total carrying amount of investments in and loans to the Equity-Accounted Investee is summarized as follows:

Stockholding

Meizam – Advanced Enterprise Center Arad Ltd.	45%

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)

Key management personnel	$373,266	$119,404
Equity-Accounted Investee	1,036	568
Majority Stockholder (as defined under Note 10)	86,962	86,061
Loans with related parties	3,483	–

	$464,747	$206,033

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

NOTE 8 – PROVISION FOR TAXES

At September 30, 2007, the Company had net operating loss carry forwards of $662,249 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the nine months ended September 30, 2007 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(120,318)
Valuation allowance	120, 318

Total	$–

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

The following entities have been identified as related parties:

Pangea Investments GmbH	Majority Stockholder of Andain, Inc.
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, Equity-Accounted Investee
Sam Elimelech	Director of Andain, Inc.
Gai Mar-Chaim	Director of Andain, Inc.
P.O.C. Hi Tech Ltd.	Israeli company with common director

The following transactions were carried out with related parties:

	September 30, 2007	December 31, 2006
	(Unaudited)
	$	$

Income statements:
Compensation expenses	–	2,000
Directors’ remuneration	270,000	120,000
Management and consulting fees	–	60,000
Legal fees	–	20,000

Balance sheets:
Loan from Equity-Accounted Investee	(1,036)	(568)
Loan from Majority Stockholder	(86,962)	(86,061)
Loans from key management personnel	(373,266)	(119,404)
Loan from related party	(3,483)	–

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

Results of Operations.

(a)           Net Revenue.

The Company had net revenue of $3,259 for the three months ended September 30, 2007 compared to $0 for the three months ended September 30, 2006.  Net revenue was $142,703 for the nine months ended September 30, 2007 compared to $0 for the nine months ended September 30, 2006.  Net revenue increased exclusively from consulting income earned by the Company’s subsidiary, Impact Active Team Ltd., which was acquired in June 2006.  This increase also resulted from fluctuations in the average U.S. Dollar to Israeli Shekel exchange rate from 2006 to 2007.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $109,487 for the three months ended September 30, 2007 compared to $104,940 for the three months ended September 30, 2006, an increase of $4,547 or approximately 4%.  General and administrative expenses were $482,726 for the nine months ended September 30, 2007 compared to $108,153 for the nine months ended September 30, 2006, an increase of $374,573 or approximately 346%.  The increase in general and administrative expenses was due to the continued employment of the Company’s two directors, Gai Mar-Chaim and Sam Elimelech, during the current year, and fees paid for consulting work performed in the Company’s subsidiary Impact Active Team Ltd.

(c)           Net Loss.

The Company had a net loss of $107,483 for the three months ended September 30, 2007 compared to $104,940 for the three months ended September 30, 2006, an increase of $2,543 or approximately 2%.  The net loss was $343,766 for the nine months ended September 30, 2007 compared to $108,153 for the nine months ended September 30, 2006, an increase of $235,613 or approximately 218%.  The increase in net loss is the result of the factors mentioned above.

Operating Activities.

The net cash used in operating activities was $24,531 for the nine months ended September 30, 2007 compared to $0 for the nine months ended September 30, 2006, an increase of $24,531.  This increase is attributed to many changes from period to period, however mainly attributable to the increase in operating expenses in the Company’s wholly-owned subsidiary, Impact Active Team Ltd., acquired in June 2006.

Investing Activities.

Net cash used in investing activities was $468 for the nine months ended September 30, 2007 compared to $0 for the nine months ended September 30, 2006, an increase of $468.  This increase resulted from the purchase of an interest in Meizam - Advanced Enterprise Center Arad Ltd.

Liquidity and Capital Resources.

As of September 30, 2007, the Company had total current assets of $64,844 and total current liabilities of $83,109, resulting in a working capital deficit of $18,265.  The cash and cash equivalents balance as of September 30, 2007 totaled $57,445.

The net cash provided by financing activities was $11,308 for the nine months ended September 30, 2007, primarily from proceeds from an increase in bank overdrafts (a category that decreased from $157,700 for the nine months ended September 30, 2006 due to the proceeds from the sale of stock for cash).  Overall, cash and cash equivalents for the nine months ended September 30, 2007 increased by $11,882.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2007.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended September 30, 2007.

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

Dated: January 12, 2011	Andain, Inc. By: /s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

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