Form 10-K
period 2007-12-31
ANDAIN, INC.
filed 2011-01-18
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days:

Yes ☐   No ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act:

Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company as of December 31, 2007: $0.  As of December 31, 2007, the Company had 9,980,000 shares of common stock issued and outstanding.

PART I.

ITEM 1.             BUSINESS.

Business Development.

                Andain, Inc., a Nevada corporation (“Company”), was incorporated on July 23, 2004.  The address for the Company is: 5190 Neil Road, Suite 430, Reno, Nevada 89502; its telephone number is: (775) 333-5997.  The current corporate status of the Company is “revoked” with the Nevada Secretary of State, but the Company is working to have the status returned to “active” as soon as possible.

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

The Company is currently operating in three business units:

        Impact Active Team Ltd.  -  Providing Management and Consulting Services.

        TPDS Ltd.  -  Providing further development of acquired medical technology.

Meizam – Advanced Enterprise Center Arad Ltd.  -  Industrial Incubator for companies in their commercialization phase.

Business of the Company.

Impact Active Team Ltd.

On July 3, 2006, the Company entered into a Share Purchase Agreement with Pangea Investments GmbH, the majority stockholder of the Company. Under this agreement, the Company purchased from Pangea all of the outstanding common stock of Impact Active Team Ltd., an Israeli corporation.  In return for acquiring these shares, the Company paid to Pangea 2,500,000 restricted shares of common stock. With the filing of a Form 8-K on January 31, 2007, this transaction was completed.

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

Impact does not employ its consultants on a payroll basis. Consulting assignments are performed by Mr. Mar-Chaim and Mr. Elimelech, who are officers of the Company, as well as by various consultants and experts employed by Impact on a contractual basis.

TPDS Ltd.

On August 14, 2006, the Company established TPDS Ltd., an Israeli corporation, as a subsidiary that is responsible for further development of acquired technology.  TPDS Ltd. is located at the Science Park in Rehovot, Israel

Scope of Business.

TPDS Ltd. (Target Particle Delivery System) is the Company’s business unit that is developing a drug delivery system that is intended to improve the effectiveness and efficiency of delivering antibiotics via inhalation, thus providing a potentially better cure for pulmonary diseases. The main target market for TPDS product is COPD (Chronic Obstructive Pulmonary Disease), which affects 16 million patients in the USA.

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

Emphysema.

This disease begins with the destruction of air sacs (alveoli) in the lungs where oxygen from the air is exchanged for carbon dioxide in the blood.  The walls of the air sacs are thin and fragile. Damage to the air sacs is irreversible and results in permanent “holes” in the tissues of the lower lungs.  As air sacs are destroyed, the lungs are able to transfer less and less oxygen to the bloodstream, causing shortness of breath. The lungs also lose their elasticity, which is important to keep airways open.  The patient experiences great difficulty exhaling.  Emphysema does not develop suddenly; it comes on very gradually. Years of exposure to the irritation of cigarette smoke usually precede the development of emphysema. Of the estimated 3.1 million Americans ever diagnosed with emphysema, 95 percent were 45 or older.  Symptoms of emphysema include cough, shortness of breath and a limited exercise tolerance. Diagnosis is made by pulmonary function tests, along with the patient’s history, examination and other tests.

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

Meizam – Advance Enterprise Center Arad, Ltd.

Meizam was established on October 25, 2006 at the City of Arad, which is located in South East of Israel, overlooking Massada and the Dead Sea. Meizam was established as a joint venture between Andain, Inc. and the City of Arad and the local industries.  Currently, the Company holds 45% of Meizam’s equity, and Arad local industries 55%.

Meizam is an industrial incubator for companies with proven technologies that have completed their product development and are on the verge of commercialization and industrialization.  Meizam operates as a second stage technological/industrial incubator providing to its portfolio companies the vast industrial infrastructure of its industrial shareholders massive as well, government funds, and a top-of-the-line management team.

Meizam intends to start its operations through partial acquisitions of young promising companies in the biotech and medical field and the relocation of their operations to Meizam’s central facility in the city of Arad.  Currently, Meizam screens and selects projects and companies according to their fitness to the local industries in Arad. These industries will support the relocated companies operations, providing manufacturing and engineering services that significantly accelerate the companies’ time-to-market. In addition, until on-going sales are established, these industries will provide the services to the companies in exchange for Meizam common stock instead of cash, at a price of $1.00 per share or at a higher price as will be established in a private placement or a public offering.

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

Meizam provides highly skilled management team comprised of Impact personal in coordination with the Economical Company for Arad-Tamar Municipalities’ Development Ltd., and supported by TPDS Ltd. personal, and experts from the local industries.

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

The Company has incurred net losses of $450,577 for the year ended December 31, 2007, $299,095 for the year ended December 31, 2006, and $769,060 for the period of inception (July 23, 2004) through December 31, 2007.  The Company cannot provide assurance that it can achieve or sustain profitability or even generate positive cash flow in the future.  If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses.  The Company will continue to incur losses until it is able to establish reasonable levels of sales.  The Company’s possible success is dependent upon the successful development and marketing of its products and services, as to which there is no assurance.  Any future success that the Company might enjoy will depend upon many factors, including factors out of its control or which cannot be predicted at this time.  These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors.  These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations.  In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.  The Company will need to raise up to $10,000,000 in the next 36 months to implement its plan of operation.  In the event that the Company needs additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable, if at all.  The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations.  Any additional equity financing may involve substantial dilution to then existing stockholders.

(b)           The Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company’s ability to Continue as a Going Concern, Which May Hinder the Ability to Obtain Future Financing.

         In its report dated January 10, 2011, the Company’s independent auditor stated that the financial statements for the periods ended December 31, 2007 were prepared assuming that the company would continue as a going concern.  The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations.  The Company continues to experience net losses.  The Company's ability to continue as a going concern is subject to the ability to execute a business combination and thereafter to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible.  The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

The Company intends to recruit skilled employees who are experts in the biotechnology and medical industry. The failure to recruit these key personnel could have a materially adverse effect on the Company’s business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue.  There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

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

•              Price and volume fluctuations in the overall stock market from time to time;

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

In addition, the National Association of Securities Dealers, Inc., which operates the Bulletin Board, has adopted a change to its Eligibility Rule.  The change makes those Over the Counter Bulletin Board issuers that are cited for filing delinquency in its Form 10-K’s/Form 10-Q’s three times in a 24-month period and those Bulletin Board issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the Bulletin Board for a period of one year.  Under this rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late.  This rule does not apply to a company’s Current Reports on Form 8-K (but failure to timely file a Form 8-K could have other ramifications for the Company).

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

All commercialization and research and development operations are performed through the Company’s subsidiaries and associate, Impact Active Team Ltd., TPDS Ltd. and Meizam – Advanced Enterprise Center Arad Ltd. and the principal support facilities are located in Arad, Israel.  The operation facilities include a clean room assembly area, assembly line, testing facilities and warehouse area.

The Company believes that these facilities are sufficient to support its anticipated operations and any additional needs we may encounter for at least the next five years.  The Company also believes that, if it becomes necessary, it will be able to obtain alternative facilities.

ITEM 3.             LEGAL PROCEEDINGS.

(a)           On November 23, 2006, Mercantile Bank filed a lawsuit in the Tel-Aviv Court is claiming a debt of $40,000, plus interest, from Enterprise Capital and from the Company as guarantor to loan provided to Enterprise Capital.  Mr. Elimelech, and Mr. Mar-Chaim are also named as defendants in this action.  The defendants have filed answers in this action.

(b)           The Company is currently delinquent in the following SEC reports: Form 10-K Annual Reports for the fiscal years ended December 31, 2007, December 31, 2008, and December 31, 2009; Form 10-Q Quarterly Reports for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, September 30, 2009, March 31, 2010, June 30, 2010, and September 30, 2010.  On October 7, 2010, the SEC initiated administrative proceedings against the Company, among others, that seeks to revoke the registration of the Company’s common stock under Section 12 of the Securities Exchange Act of 1934 based on such delinquent filings.  On November 4, 2010, the Company entered into a Settlement Agreement with the SEC; under this agreement, as long as the Company files all the delinquent filings, in proper form and content, not later than January 31, 2011, then the Company will only be subject to a Cease and Desist Order (with no fine attached).  The Company intends to comply with this Settlement Agreement; any failure to do so will result in automatic revocation of the Section 12 registration of the Company.

There are no other known legal or other proceedings against the Company that could at the time of submitting this report that could have a materially adverse effect on the Company’s financial position or operations.

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

Holders of Common Equity.

As of December 31, 2007, the Company had 58 record holders of its common stock.  The number of record holders was determined from the records of the Company’s transfer agent.  The number of record holders excludes any estimate of the number of beneficial owners of common shares held in street name.

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

Equity Securities Sold Without Registration.

There were no sales of unregistered (restricted) securities during the year ended on December 31, 2007.

There were no purchases of common stock of the Company by the Company or its affiliates during the year ended December 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the Company’s audited financial statements and related notes presented in a separate section of this report following Item 15, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Results of Operations.

(a)           Net Revenue.

The Company had net revenue of $150,305 for the year ended December 31, 2007 compared to $112,583 for the year ended December 31, 2006, an increase of $37,722 or approximately 34%.  Net revenue increased exclusively from consulting income earned by the Company’s subsidiary, Impact Active Team Ltd., which was acquired in June 2006.  This increase also resulted from fluctuations in the average U.S. Dollar to Israeli Shekel exchange rate from 2006 to 2007.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $600,845 for the year ended December 31, 2007 compared to $333,381 for the year ended December 31, 2006, an increase of $267,464 or approximately 79%.  The increase in general and administrative expenses was due to the continued employment of the Company’s two directors, Gai Mar-Chaim and Sam Elimelech, during the current year, and fees paid for consulting work performed in the Company’s subsidiary Impact Active Team Ltd.

(c)           Net Loss.

The Company had a net loss of $450,577 for the year ended December 31, 2007 compared to $299,095 for the year ended December 31, 2006, an increase of $151,482 or approximately 51%.  The increase in net loss is the result of the factors mentioned above.

Operating Activities.

The net cash used in operating activities was $25,062 for the year ended December 31, 2007 compared to $62,879 for the year ended December 31, 2006, a decrease of $37,871 or approximately 60%.  This decrease is attributed to many changes from period to period, however mainly due to the increase in sales during the year.

Investing Activities.

Net cash used in investing activities was $842 for the year ended December 31, 2007 compared to $32,907 for the year ended December 31, 2006, a decrease of $32,065 or approximately 99%.  This decrease resulted from the purchases of fixed assets in 2006.

Liquidity and Capital Resources.

As of December 31, 2007, the Company had total current assets of $16,812 and total current liabilities of $112,021, resulting in a working capital deficit of $95,209.  The cash balance as of December 31, 2007 totalled $0.

The net cash used in financing activities of $21,823 for the year ended December 31, 2007 arose primarily from loans from related parties.  The net cash provided by financing activities was $142,767 for the year ended December 31, 2006.  This resulted in a decrease in net cash provided by financing activities of $164,590 or approximately 115%.  The decrease in net cash inflows from financing activities can be attributed to the issue of $157,700 worth of common stock for cash in 2006. Overall, cash and cash equivalents for the year ended December 31, 2007 decreased by $45,563.

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

Critical Accounting Policies.

The Securities and Exchange Commission (“SEC”) has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates; (b) impairment of long-lived assets; and (c) stock-based compensation.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

(b)           Impairment Long-Lived Assets.

The Company evaluates its long-lived assets and certain identified intangible assets for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable utilizing an undiscounted cash flow analysis. We did not recognize any other impairment on our long-lived assets during the periods presented.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements as of and for the years ended December 31, 2007 and 2006, and for the period of inception (July 23, 2004) through December 31, 2007, are presented in a separate section of this report following Item 15.

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

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management also is required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  The Company has not completed all of the evaluations necessary to issue guidance on the status of its internal controls.  Although management has selected the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in its Internal Control-Integrated Framework to make its assessment and report as required by Section 404, and the Company has been working to implement this framework to enable it to complete its assessment on its internal control over financial reporting, in accordance with Section 404, the framework was not in place to allow management to fully assess and report on its internal control over financial reporting for the fiscal year ended December 31, 2007.

While the Company is in the process of evaluating its internal control over financial reporting, the Company has not yet been able to complete its assessment of which, if any, control deficiencies constitute “material weaknesses” as defined under Public Accounting Oversight Board Auditing Standard No. 5.  Therefore, the Company has not yet determined whether its internal control over financial reporting is effective as of December 31, 2007.  However, the Company is aware of the following weaknesses:

•	the need to review internal controls related to the design and review of revenue-recognition policies;

•	the need to review internal controls related to accounting reconciliations and review procedures;

•	the need to hire an in-house accountant trained in U.S. generally accepted accounting principles to establish a system of internal financial reporting controls;

•	the need to upgrade its accounting software so as to provide for more timely access to financial reports; and

•	inadequate planning and execution of the Company’s Section 404 project to meet the requirements of the Sarbanes-Oxley Act of 2002 on a timely basis.

Notwithstanding the foregoing, the reportable conditions and other areas of the Company’s internal control over financial reporting identified by it as needing improvement have not resulted in a material restatement of the financial statements.  Nor is management aware of any instance where such reportable conditions or other identified areas of weakness has resulted in a material misstatement or omission in any report the Company has filed with the SEC.

Management’s inability to complete an assessment of the Company’s internal control over financial reporting in accordance with Section 404 for the year ended December 31, 2007, does not necessarily imply that a significant deficiency or material weakness exists in the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management is not aware of any material weaknesses in the Company’s internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2007.  Despite the fact management has not currently identified any material weaknesses in our internal control over financial reporting, it is possible that as management continues to evaluate the Company’s internal control over financial reporting, management could discover a material weakness.

On September 15, 2010, the SEC, in Release Nos. 33-9142 and 34-62914, adopted amendments to remove the requirement for a non-accelerated filer to include in its annual report an attestation report of the filer’s registered public accounting firm.  In addition, the SEC clarified that an auditor of a non-accelerated filer need not include in its audit report an assessment of the issuer’s internal control over financial reporting.  Therefore, the Company, as a smaller reporting company, does not include an attestation report of its independent registered public accounting firm regarding internal control over financial reporting in this Form 10-K.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)           Sam Shlomo Elimelech, President/Director.

Mr. Elimelech, age 53, has executive and multidisciplinary technical experience and has founded and led several hi-tech companies in the communication field.  During the period of 1982 to 2000, he had extensive executive, management and technical experience in telecommunications.  From January 2000 to June 2002, Mr. Elimelech served as a director and CEO of Impact Active Team Ltd. providing executive consulting for that company’s turn-around process up to an IPO.  For the period of July 2002 to the present, he has served as an investment manager of Pangea Investments GmbH’s office in Israel, and from July 2003 to September 2005, he was an investment manager in Pangea’s subsidiary, Enterprise Capital AG.

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

(c)           On June 14, 2005, VKB Inc filed a lawsuit in the Tel-Aviv Court claiming $90,000 allegedly due to VKB by Enterprise Capital in connection of services and components provided to Enterprise Capital.  Pangea Investments GmbH, Mr. Elimelech, and Mr. Mar-Chaim are also named as defendants in this action.  The defendants have filed answers in this action.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal year 2007, and certain written representations from executive officers and directors, the Company is not aware of any required reports that were not timely filed.

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

On July 3, 2006, the Company entered into employment agreements with its two officers, Mr. Elimelech and Mr. Mar-Chaim, Secretary/Treasurer. The Company is to pay to the employees, on or before the 9th day of each calendar month, a gross salary as follows: (a) $10,000 per month with respect to the period commencing on the Effective Date (July 3, 2006) and terminating upon the earlier of: (i) January 1, 2007; (ii) the end of the calendar month during which the Employee will desire to convert the employees due salaries to Company shares of common stock at a share price of $0.10 per share; (b) $15,000 per month with respect to the period commencing upon such conversion and upon expiration of the period set forth in (a) above. (c) $20,000 per month with respect to the period starting on January 1, 2008.  This salary, unless otherwise specifically provided herein, does not include the employment-benefit payments provided by any applicable law.  These individuals will also be eligible to have a company car and receive certain other employee benefits.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2007 (9,980,000 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group.  Each person or entity has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by that person or entity:

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

(a)           On May 16, 2006, the Company entered into a consulting agreement with Dr Leonid Lurya (see Exhibit 10.2).  Dr Lurya is a leading researcher and expert in the field of pharmaceutical formulation, drug delivery systems, biochemistry, biophysics and physiology, with experience in management of pharmaceutical projects on different levels: laboratory, department and project development in cooperation with contractors (CRO) in Israel and worldwide.  Under this agreement, the Company incorporated a subsidiary TPDS Ltd., under the laws of the state of Israel to engage primarily in the field of biotechnological development of targeted inhalation lipid-based drug delivery systems. Dr Lurya adds his expertise in the field of pharmaceutical formulation to the project and his duties in the company include acting as chief technology officer, with responsibility for developing and designing the technology up to manufacturing stage.

       As per the agreement, on August 14, 2006, the Company established TPDS Ltd., as an operating subsidiary to further develop and commercialize the novel drug technology that was acquired from Pangea.  The authorized share capital of the subsidiary was 5,000,000 shares at $0.01 each.  TPDS has issued share capital of 2,261,225 ordinary shares and allocated as follows: 1,561,165 ordinary shares issued to the Company, 50,000 ordinary shares issued to Dr Lurya, 350,000 ordinary shares issued to an escrow account on behalf of Dr Lurya according to a vesting plan, and 300,000 ordinary shares issued to an escrow agent on behalf of future key personnel.

(b)           On June 11, 2006 (originally reported as July 3, 2006), the Company entered into a Share Purchase Agreement with Pangea (see Exhibit 10.3).  Under this agreement, the Company purchased from Pangea all of the outstanding common stock of Impact Active Team Ltd., Inc., an Israeli corporation.  In return for acquiring these shares, the Company paid to Pangea 2,500,000 restricted shares of the Company’s common stock.

Impact Active Team Ltd. provides consulting services in the fields and biotechnology and life sciences. Impact was originally sold by Mr. Elimelech Mr. Mar-Chaim to Pangea in January 2006.  From that time to the date of this agreement, Impact has served as the operational arm of Pangea in Israel.  The decision was then made by Pangea to sell Impact to the Company in order to provide a revenue generating business for the Company.

(c)           On June 11, 2006 (originally reported as July 3, 2006), the Company entered into a Technology Purchase Agreement with Pangea Investments GmbH (see Exhibit 10.4).  Pangea is the owner of the intellectual properties, potential patent rights, know-how and research and development in process, and all related technical information, in connection with technology as described in a U.S. patent application filed on June 7, 2006.  This application covers a pulmonary inhalation drug delivery system for hydrophobic drug molecules for wet and dry inhalation.  In return for acquiring the rights to use the technology covered by this patent, the Company paid to Pangea 4,500,000 restricted shares of the Company’s common stock.

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

(e)           On July 3, 2006, the Company entered into a Consulting Agreement with Pangea Investments GmbH (see Exhibit 10.6).  Under this agreement, which has an initial term of four years, Pangea will provide services in the areas of company foundation and equity growth.  As compensation under this agreement Pangea, will be paid the following:

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

As of December 27, 2006, the Company terminated the consulting agreement with Pangea.

(f)           On July 3, 2006, the Company entered into a Business Development Services Agreement with Pangea Investments GmbH (see Exhibit 10.7).   Under this agreement, which has an initial term of ten years, Pangea will provide the Company with services that will include business opportunities, technologies, products, and companies synergetic to the Company’s operations.  If during the term of this Agreement or within 24 months thereafter, the Company will be engaged in a transaction of acquiring technology, products companies, or business in any equity or monitory transaction of any of the business opportunities presented to the Company by Pangea, then the Company will grant Pangea an irrevocable option to acquire a number of the Company’s common stock up to 13% of the transaction’s value as reflected at the Company’s share price at the date that the Company’s counter party signs the transaction agreement.  The shares to be issued to Pangea under this option will be valued at their nominal value of $0.001 per share.

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

(h)           On July 19, 2006, the Company entered into a Regulation-S stock purchase agreement with 1568934 Ontario Limited for the sale of shares of 200,000 restricted shares of common stock for consideration of $150,000 ($0.75 per share).  The shares were actually issued on August 6, 2006.  Each share was accompanied by a 12 month warrant to acquire 5 shares at the price of the Company’s initial public offering as determined on the first day trading; however, the warrants were never realized.

(i)           On July 29, 2006 (originally reported as July 3 2006), the Company sold 770,000 shares of the Company’s common stock to a total of 56 investors for a total consideration of $7,700.00 ($0.01 per share).  One of these investors (50,000 shares) was Ralph Marthaler, the controlling person of Pangea Investments GmbH.  Other related party investors were Mr. Elimelech (and nine members of his immediate family) (255,000 shares), the Company’s president and a director, and Mr. Mar-Chaim  (and ten members of his immediate family) (235,000 shares), the Company’s treasurer and a director.

(j)           On October 19, 2006, all technology rights, patents applications derivative work rights to the pulmonary inhalation drug delivery system for hydrophobic drug molecules for wet and dry inhalation inhaled medications purchased by the Company on July 3, 2006 were transferred to the Company’s subsidiary, TPDS, Ltd.

(k)           On October 25, 2006, the Company established Meizam - Advanced Enterprise Center Arad Ltd., an Israeli corporation, as an operating subsidiary in the City of Arad that will industrialize and commercialize novel technologies in the biotechnology & medical field. The Company intends to acquire through Meizam novel technologies at the end of the development phase in order to industrialize them with the assistance of the existing industries in the City of Arad, which will join Meizam as shareholders and provide part of their manufacturing services for shares in Meizam.  Meizam was established to carry out a joint project with Arad Economic Development Corporation to develop the biotech and medical industry in Arad.  Meizam intends to enter into agreement with Arad Economic Development Corp. to provide Meizam with infrastructure and management services in return for Meizam shares as well as municipal and government funding.  In order to initiate this project, Arad Economic Development Corp. entered in June 2006 into a consulting agreement with Impact Active Team Ltd. to screen prospective technologies and design the project’s strategy and business structure.  This consulting assignment is funded by the Ministry of Deputy Prime Minister (Shimon Peres) and the Ministry of Immigrant Absorption.  The plan of operation in Meizam for the next twelve months is to screen prospective technologies and acquire five to ten of the most attractive and promising, enter into agreements with the existing industries in Arad, hiring management staff that will push forward the industrialization and commercialization of these technologies to reach commercial sales, and raise funding from government and private sources.

(l)           On October 25, 2006, the Company entered into a Consulting Agreement with Meizam for an initial period of 4 years (see Exhibit 10.10).  Under the agreement, the Company will provide Meizam with managerial services which include; company formation and registration services, business development, fundraising assistance, screening investment opportunities, closing investment transactions and providing management and oversight.  Management fees under this agreement will be paid as follows:

Annual remuneration	120,000 restricted shares of common stock (accrued but not yet paid)
Monthly management fee per 2 persons	$10,000 or 10,000 restricted shares ofcomm on stock (accrued but not yet paid)
Expenses as defined by Section 3	Full reimbursement

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for professional services rendered by Dov Weinstein & Co. for the audit of the Company’s financial statements for the year ended December 31, 2007, and for the period of inception (July 23, 2004) through December 31, 2007: $10,000.  The aggregate fees to be billed for the professional services rendered by Dov Weinstein & Co. for review of the Company’s Form 10-Q’s for the year ended December 31, 2007: $6,000.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as a part of this report on Form 10-K:

(a)           Audited financial statements as of and for the years ended December 31, 2007 and 2006, and the period of inception (July 23, 2004) through December 31, 2007; and

(b)           Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 10, 2011	Andain, Inc. By: /s/ Sam Shlomo Elimelech Sam Shlomo Elimelech, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Sam Shlomo Elimelech Sam Shlomo Elimelech	President/Director	January 10, 2011
/s/ Gai Mar-Chaim Gai Mar-Chaim	Secretary/Treasurer/Director	January 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Andain, Inc. and subsidiaries

We have audited the accompanying balance sheet of Andain, Inc. and subsidiaries (a development stage company) (“Company) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006, and for the period of inception (July 23, 2004) through December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006, and for the period of inception (July 23, 2004) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses, has had significant recurring negative cash flows from operations, and has an accumulated deficit that raises substantial doubt over its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)
Jerusalem, Israel
January 10, 2011

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$--	$45,563
Accounts receivable	16,812	638
Total current assets	16,812	46,201

Property, plant and equipment	28,328	30,600
Investment in equity-accounted investee	1,192	568
Other loans	72,678	43,855

Total assets	$119,010	$121,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$112,021	$31,028
Total current liabilities	112,021	31,028

Long-term liabilities:
Long-term debt	559,423	206,033
Bank overdraft	42,685	33,397

Total liabilities	714,129	270,458

Minority Interest	2,185	1,657

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 9,980,000 shares issued and outstanding	9,980	9,980
Additional paid-in capital	156,730	156,730

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	December 31, 2007	December 31, 2006

Share-based reserves	4,300	2,300
Accumulated deficit during development stage	(769,060)	(318,483)
Accumulated other comprehensive loss	746	(1,418)
Total Andain, Inc.’s stockholders deficit	(597,304)	(150,891)

Total stockholders deficit	(595,119)	(149,234)

Total liabilities and stockholders’ deficit	$119,010	$121,224

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period of Inception (July 23, 2004) through
	2007	2006	December 31, 2007

Net revenue	$150,305	$112,583	$262,888

Operating expenses:
Depreciation	(5,506)	(1,739)	(7,245)
General and administrative	(600,845)	(333,381)	(953,614)
Impairment of goodwill	--	(75,014)	(75,014)

Loss from operations	(456,046)	(297,551)	(772,985)

Interest received	5,469	--	5,469
Interest expense	--	(1,544)	(1,544)

Net loss and deficit accumulated during development stage	$(450,577)	$(299,095)	$(769,060)

Basic earnings per share:
Net income attributable to Andain	$(0.045)	$(0.047)
Weighted average common shares	9,980,000	6,360,027

Diluted earnings per share:
Net income attributable to Andain	$(0.032)	$(0.034)
Weighted average common shares	13,980,000	8,660,027

See accompanying notes to consolidated financial statements

 ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2007

	Common Stock		Capital In Excess	Share-Based	Non-Controlling	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Of Par	Reserves	Interest	Deficit	Loss	Deficit

Inception (July 23, 2004)	--	$--	$--	$--	$--	$--	$--	$--

Net loss	--	--	--	--	--	(7,270)	--	(7,270)

Balance at December 31, 2004	--	--	--	--	--	(7,270)	--	(7,270)

Common stock issued at $0.001 for cash	100,000	100	--	--	--	--	--	100

Common stock issued at $0.001 for legal services	10,000	10	--	--	--	--	--	10

Common stock issued to reduce stockholder loan at $0.001	1,900,000	1,900	--	--	--	--	--	1,900

Net loss	--	--	--	--	--	(12,118)	--	(12,118)

Balance at December 31, 2005	2,010,000	2,010	--	--	--	(19,388)	--	(17,378)

Common stock issued at $1.50 to purchase intellectual property	4,500,000	4,500	--	--	--	--	--	4,500

Common stock issued at $0.001 to purchase Impact Active Team Ltd. From Pangea Investments GmbH	2,500,000	2,500	--	--	--	--	--	2,500

Common stock issued at $0.01 for cash	770,000	770	6,930	--	--	--	--	7,700

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2007
(continued)

	Common Stock		Capital In Excess Of	Share-Based	Non-Controlling	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Par	Reserves	Interest	Deficit	Loss	Deficit
Common stock issued at $0.75 for cash	200,000	200	149,800	--	--	--	--	150,000

Equity-settled share-based payment	--	--	--	300	--	--	--	300

Non-controlling interest	--	--	--	--	1,657	--	--	1,657

Non-cash compensation expense	--	--	--	2,000	--	--	--	2,000

Foreign currency translation adjustment	--	--	--	--	--	--	(1,418)	(1,418)

Net loss	--	--	--	--	--	(299,095)	--	(299,095)

Balance at December 31, 2006	9,980,000	9,980	156,730	2,300	1,657	(318,483)	(1,418)	(149,234)

Non-controlling interest	--	--	--	--	528	--	--	528

Non-cash compensation expense	--	--	--	2,000	--	--	--	2,000

Foreign currency translation adjustment	--	--	--	--	--	--	2,164	2,164

Net loss	--	--	--	--	--	(450,577)	--	(450,577)

Balance at December 31, 2007	9,980,000	$9,980	$156,730	$4,300	$2,185	$(769,060)	$764	$(595,119)

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period of Inception (July 23, 2004) through
	2007	2006	December 31, 2007
Operating activities:
Net loss	$(450,577)	$(299,095)	$(769,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,506	1,739	7,245
Minority interests	528	1,657	2,185
Accrued expenses – stockholder	--	23,316	37,508
Accrued expenses – consulting fees	--	60,000	60,000
Shares issued for professional services	--	--	1,910
Accounts payable	77,935	27,842	108,963
Accounts receivable	(16,111)	(638)	(16,749)
Non-cash compensation expense	2,000	2,000	4,000
Equity-settled share-based payment	--	300	300
Accrued compensation	360,000	120,000	480,000
Effect of movements in foreign exchange rates on non-cash items	(4,343)	--	(4,343)

Net cash used in operating activities	(25,062)	(62,879)	(88,041)

Investing activities:
Purchase of equipment	(218)	(32,339)	(32,557)
Purchase of interest in equity- accounted investee	(624)	(568)	(1,192)

Net cash used in investing activities	(842)	(32,907)	(33,749)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended December 31,		Period of Inception (July 23, 2004) through
	2007	2006	December 31, 2007
Financing activities:
Proceeds from increase in bank overdrafts	9,288	33,397	42,685
Proceeds from stock issued for cash	--	164,700	164,800
Repayment of other loans	(24,501)	(43,855)	(68,356)
Loan from majority stockholder	(480)	(11,447)	(11,927)
Loan from equity-accounted investee	624	568	1,192
Loans from key management personnel	(6,754)	(596)	(7,350)

Net cash provided by (used in) financing activities	(21,823)	142,767	121,044

Increase (decrease) in cash and cash equivalents	(47,727)	46,981	(746)

Cash and cash equivalents, beginning of period	45,563	--	--

Effects of exchange rate changes on balance of cash held in foreign currencies	2,164	(1,418)	746

Cash and cash equivalents, end of period	$--	$45,563	$--

Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of consulting fees	$--	$--	$1,900

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended December 31,		Period of Inception (July 23, 2004) through
	2007	2006	December 31, 2007
Issuance of common stock for purchase of intellectual property	$--	$4,500	$4,500
Issuance of common stock for purchase of subsidiary	$--	$2,500	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$300	$300
Non-cash compensation expense	$2,000	$2,000	$4,000

See accompanying notes to consolidated financial statements

ANDAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006, AND
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2007

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

Accounts Receivable.

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered bad debt recoveries.  As of December 31, 2007, the Company has experienced no bad debt write offs from operations.

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

Income Taxes.

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2007 and 2006, deferred tax assets had a 100% valuation allowance.

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

NOTE 3 – LIST OF SIGNIFICANT SUBSIDIARIES

			Proportion of Ownership
			Interest and Voting Power
Name of Company	Principal Activity	Location	Held at December 31, 2007

Impact Active Team Ltd.	Consulting	Israel	100%
TPDS Ltd.	Medical	Israel	69%

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Furniture	Vehicles	Total

Balance as of January 1, 2006	$–	$–	$–	$–

Capital expenditure	860	–	31,479	32,339
Depreciation	(47)	–	(1,692)	(1,739)

Balance as of December 31, 2006	813	–	29,787	30,600

Capital expenditure	–	218	–	218
Depreciation	(312)	(7)	(5,187)	(5,506)
Effect of foreign currency exchange differences	81	–	2,935	3,016

Balance as of December 31, 2007	$582	$211	$27,535	$28,328

NOTE 5 – INVESTMENT IN EQUITY-ACCOUNTED INVESTEE

Investments in Equity-Accounted Investee (as defined under Note 10) consists of the following:

Investment in Equity-Accounted Investee at January 1, 2006	$–

Acquisitions	568

Investment in Equity-Accounted Investee at December 31, 2006	568

Acquisitions	624

Investment in Equity-Accounted Investee at December 31, 2007	$1,192

Total carrying amount of investments in and loans to the Equity-Accounted Investee is summarized as follows:

	2007	2006
	Stockholding	Stockholding

Meizam – Advanced Enterprise Center Arad Ltd.	45%	45%

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following:

	2007	2006

Key management personnel	$472,650	$119,404
Equity-Accounted Investee	1,192	568
Majority Stockholder (as defined under Note 10)	85,581	86,061

	$559,423	$206,033

The above loans are unsecured, interest free and have no set terms of repayment.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock.

On June 11, 2006, the Company entered into a share-based technology purchase agreement by issuing 4,500,000 restricted shares of common stock at $0.001 per share for the purchase of intellectual property, patent rights and related technical information for a pulmonary drug delivery system owned by the Majority Stockholder of the Company.

On June 11, 2006, the Company entered into a share-based purchase agreement by issuing 2,500,000 restricted shares of common stock at $0.001 per share for the purchase of all the common stock of Impact Active Team Ltd., a Company owned by Pangea Investments GmbH.

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

NOTE 8 – PROVISION FOR TAXES

At December 31, 2007, the Company had net operating loss carry forwards of $769,060 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely.  Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the year ended December 31, 2007 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(157,702)
Valuation allowance	157,702
Total	$--

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

The following entities have been identified as related parties:

Pangea Investments GmbH	Majority Stockholder of Andain, Inc.
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, Equity-Accounted Investee
Sam Elimelech	Director of Andain, Inc.
Gai Mar-Chaim	Director of Andain, Inc.

The following transactions were carried out with related parties:

	2007	2006
	$	$

Income statements:
Compensation expenses	2,000	2,000
Directors’ remuneration	360,000	120,000
Management and consulting fees	–	60,000
Legal fees	–	20,000

Balance sheets:
Loan from Equity-Accounted Investee	(1,192)	(568)
Loan from Majority Stockholder	(85,581)	(86,061)
Loans from key management personnel	(472,650)	(119,404)

NOTE 11 – SUBSEQUENT EVENTS

No material event occurred subsequent to year end which would have a material impact on the financial statements.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

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