Form 10-Q
period 2008-06-30
ANDAIN, INC.
filed 2011-01-24
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Yes ☐    No ☒

As of June 30, 2008, the Company had 9,980,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008
(UNAUDITED) AND DECEMBER 31, 2007	3

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) FOR THE THREE AND SIX MONTHS
ENDED JUNE 30, 2008 AND JUNE 30, 2007 AND
PERIOD OF INCEPTION THROUGH JUNE 30, 2008	5

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) FOR THE SIX MONTHS ENDED
JUNE 30, 2008 AND JUNE 30, 2007 AND
PERIOD OF INCEPTION THROUGH JUNE 30, 2008	6

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS	8

ITEM 2. MANAGEMIENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	23

ITEM 4. CONTROLS AND PROCEDURES	23

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	24

ITEM 1A. RISK FACTORS	24

ITEM 2. UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS	25

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4. (REMOVED AND RESERVED)	25

ITEM 5. OTHER INFORMATION	25

ITEM 6. EXHIBITS	25

SIGNATURE	25

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Accounts receivable	$13,601	$16,812
Total current assets	13,601	16,812

Property, plant and equipment	29,339	28,328
Investment in equity-accounted investee	1,540	1,192
Loan with related party	18,216	--
Other loans	95,172	72,678

Total assets	$157,868	$119,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$142,675	$112,021
Total current liabilities	142,675	112,021

Long-term liabilities:
Long-term debt	826,030	559,423
Bank overdrafts	46,699	42,685

Total liabilities	1,015,404	714,129

Minority interest	3,051	2,185

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	June 30, 2008 (Unaudited)	December 31, 2007
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 9,980,000 shares issued and outstanding	9,980	9,980
Additional paid-in capital	156,730	156,730
Share-based reserves	4,300	4,300
Accumulated deficit during development stage	(1,032,697)	(769,060)
Accumulated other comprehensive loss	1,100	746
Total Andain stockholders’ deficit	(860,587)	(597,304)

Total stockholders’ deficit	(857,536)	(595,119)

Total liabilities and stockholders’ deficit	$157,868	$119,010

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period of Inception (July 23, 2004) through
	2008	2007	2008	2007	June 30, 2008

Net revenue	$9,086	$139,444	$9,086	$139,444	$271,974

Operating expenses:
Depreciation	(1,672)	(1,216)	(3,164)	(2,488)	(10,409)
General and administrative	(134,534)	(218,076)	(269,559)	(373,239)	(1,223,173)
Impairment of goodwill	--	--	--	--	(75,014)

Loss from operations	(127,120)	(79,848)	(263,637)	(236,283)	(1,036,622)

Interest received	--	--	--	--	5,469
Interest expense	--	--	--	--	(1,544)

Net loss and deficit accumulated during development stage	$(127,120)	$(79,848)	$(263,637)	$(236,283)	$(1,032,697)

Basic loss per share:
Net loss attributable to Andain	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average shares outstanding	9,980,000	9,980,000	9,980,000	9,980,000

Diluted loss per share:
Net loss attributable to Andain	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Weighted average shares outstanding	13,980,000	11,980,000	13,980,000	11,980,000

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,		Period of Inception (July 23, 2004) through
	2008	2007	June 30, 2008

Operating activities:
Net loss	$(263,637)	$(236,283)	$(1,032,697)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,164	2,488	10,409
Minority interest	866	(30)	3,051
Shares issued for professional services	--	--	1,910
Accrued expenses – stockholder	--	1,506	37,508
Accrued consulting fees - stockholder	--	--	60,000
Accounts payable	30,654	52,402	139,617
Accounts receivable	3,211	(6,047)	(13,538)
Non-cash compensation expense	--	--	4,000
Equity-settled share-based payment	--	--	300
Accrued compensation	240,000	180,000	720,000
Effect of movements in foreign exchange rates on non-cash items	(4,175)	173	(8,518)

Net cash provided by (used in) operating activities	10,083	(5,791)	(77,958)

Investing activities:
Purchase of equipment	--	--	(32,557)
Purchase of interest in equity-accounted investee	(348)	(312)	(1,540)

Net cash used in investing activities	(348)	(312)	(34,097)

Financing activities:
Proceeds from increase in bank overdrafts	4,014	19,215	46,699
Proceeds from stock issued for cash	--	--	164,800
Repayment of other loans	(40,710)	(14,480)	(109,066)
Loan from majority stockholder	(1,980)	65	(13,907)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

	Six Months Ended June 30,		Period of Inception (July 23, 2004) through,
	2008	2007	June 30, 2008

Loan from equity-accounted investee	348	312	1,540
Loans from key management personnel	28,239	(12,136)	20,889

Net cash provided by (used in) financing activities	(10,089)	(7,024)	110,955

Decrease in cash and cash equivalents	(354)	(13,127)	(1,100)

Effects of exchange rate changes on the balance of cash held in foreign currencies	354	21,818	1,100

Cash and cash equivalents, beginning of period	--	45,563	--

Cash and cash equivalents, end of period	$--	$54,254	$--
Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of consulting fees	$--	$--	$1,900
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$--	$300
Non-cash compensation expense	$--	$--	$4,000

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

NOTE 2 – BASIS OF PRESENTATION

The financial information included herein for the six-month periods ended June 30, 2008 and 2007 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007 is derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable.

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered bad debt recoveries.  As of June 30, 2008, the Company has experienced no bad debt write offs from operations.

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

NOTE 3 – LIST OF SIGNIFICANT SUBSIDIARIES

Name of Company	Principal Activity	Location	Proportion of Ownership Interest and Voting Power Held at June 30, 2008

Impact Active Team Ltd.	Consulting	Israel	100%
TPDS Ltd.	Medical	Israel	69%

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Furniture	Vehicles	Total

Balance as of December 31, 2007	$582	$211	$27,535	$28,328

Depreciation	(179)	(4)	(2,981)	(3,164)
Effect of foreign currency
exchange differences	86	31	4,058	4,175

Balance as of June 30, 2008 (unaudited)	$489	$238	$28,612	$29,339

NOTE 5 – INVESTMENT IN EQUITY-ACCOUNTED INVESTEE

Investments in Equity-Accounted Investee (as defined under Note 10) consists of the following:

Investment in Equity-Accounted Investee at December 31, 2007	$1,192

Acquisitions	348

Investment in Equity-Accounted Investee at June 30, 2008 (unaudited)	$1,540

Total carrying amount of investments in and loans to the Equity-Accounted Investee is summarized as follows:

Stockholding

Meizam – Advanced Enterprise Center Arad Ltd.	45%

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)

Key management personnel	$740,889	$472,650
Equity-Accounted Investee	1,540	1,192
Majority Stockholder (as defined under Note 10)	83,601	85,581

	$826,030	$559,423

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

NOTE 8 – PROVISION FOR TAXES

At June 30, 2008, the Company had net operating loss carry forwards of $1,302,697 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely.  Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the six months ended June 30, 2008 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(92,273)
Valuation allowance	92,273

Total	$--

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

The following entities have been identified as related parties:

Pangea Investments GmbH	Majority Stockholder of Andain, Inc.
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, Equity-Accounted Investee
Sam Elimelech	Director of Andain, Inc.
Gai Mar-Chaim	Director of Andain, Inc.
P.O.C. Hi Tech Ltd.	Israeli company with common director

The following transactions were carried out with related parties:

	June 30, 2008	December 31, 2007
	(Unaudited) $	$

Income statements:
Compensation expenses	--	2,000
Directors’ remuneration	240,000	360,000

Balance sheets
Investment in Equity-Accounted Investee	1,540	1,192
Loan from Equity-Accounted Investee	(1,540)	(1,192)
Loan from Majority Stockholder	(83,601)	(85,581)
Loans from key management personnel	(740,889)	(472,650)
Loan from related party	18,216	--

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

Results of Operations.

(a)           Net Revenue.

The Company had net revenue of $9,086 for the three and six months ended June 30, 2008 compared to $139,444 for the three and six months ended June 30, 2007.  Net revenue decreased as a result of a decrease in consulting activity of the Company’s subsidiary Impact Active Team Ltd. during 2008.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $134,534 for the three months ended June 30, 2008 compared to $218,076 for the three months ended June 30, 2007, a decrease of $83,542 or approximately 38%.  General and administrative expenses were $269,637 for the six months ended June 30, 2008 compared to $373,239 for the six months ended June 30, 2007, a decrease of $103,680 or approximately 28%.  The decreases in general and administrative expenses were due to  a decrease in consulting fees paid and legal expenses in Andain’s subsidiary Impact Active Team Ltd. in 2008.

(c)           Net Loss.

The Company had a net loss of $127,120 for the three months ended June 30, 2008 compared to $79,848 for the three months ended June 30, 2007, an increase of $47,272 or approximately 59%.  The net loss was $263,637 for the six months ended June 30, 2008 compared to $236,283 for the six months ended June 30, 2007, an increase of $27,354 or approximately 12%.  The increase in net loss is the result of the factors mentioned above.

Operating Activities.

The net cash provided by operating activities was $10,083 for the six months ended June 30, 2008 compared to net cash used in operating activities of $5,791 for the six months ended June 30, 2007, an increase of $15,874 or approximately 274%.  This increase is attributed to many changes from period to period, but mainly from an increase in receipts from customers and suppliers.

Investing Activities.

Net cash used in investing activities was $348 for the six months ended June 30, 2008 compared to $312 for the six months ended June 30, 2007, an increase of $36 or approximately 12%.  This increase resulted from the purchase of an interest in Meizam - Advanced Enterprise Center Arad Ltd.

Liquidity and Capital Resources.

As of June 30, 2008, the Company had total current assets of $13,601 and total current liabilities of $142,675, resulting in a working capital surplus of $129,074.  The cash and cash equivalents balance as of June 30, 2008 totaled $0.

The net cash used in financing activities was $10,089 for the six months ended June 30, 2008, primarily as a result of repayment of other loans.  The net cash used in financing activities was $7,024 for the six months ended June 30, 2007, resulting in an increase in net cash used in financing activities of $3,065 or approximately 44%.  Overall, cash and cash equivalents for the six months ended June 30, 2008 increased by $0.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2008.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended June 30, 2008.

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
Sam Shlomo Elimelech, Presiden

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