Form 10-Q
period 2009-09-30
ANDAIN, INC.
filed 2011-01-28
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Yes ☐    No ☒

As of September 30, 2009, the Company had 9,980,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009
(UNAUDITED) AND DECEMBER 31, 2008	3

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008 AND
PERIOD OF INCEPTION THROUGH SEPTEMBER 30, 2009	5

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008 AND
PERIOD OF INCEPTION THROUGH SEPTEMBER 30, 2009	6

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS	8

ITEM 2. MANAGEMIENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	23

ITEM 4. CONTROLS AND PROCEDURES	23

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	24

ITEM 1A. RISK FACTORS	25

ITEM 2. UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS	25

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4. (REMOVED AND RESERVED)	25

ITEM 5. OTHER INFORMATION	25

ITEM 6. EXHIBITS	25

SIGNATURE	25

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$15,982	$--
Accounts receivable	7,849	12,308
Total current assets	23,831	12,308

Property, plant and equipment	25,790	23,078
Investment in equity-accounted investee	2,279	1,823
Other assets	41,722	90,674

Total assets	$93,622	$127,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$107,068	$119,664
Total current liabilities	107,068	119,664

Long-term liabilities:
Long-term debt	1,404,993	1,064,232
Bank overdrafts	36,252	35,836

Total liabilities	1,548,313	1,219,732

Minority interest	2,322	2,252

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	September 30, 2009 (Unaudited)	December 31, 2008
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 9,980,000 shares issued and outstanding	9,980	9,980
Additional paid-in capital	156,730	156,730
Share-based reserves	6,300	6,300
Accumulated deficit during development stage	(1,631,664)	(1,268,988)
Accumulated other comprehensive loss	1,641	1,877
Total Andain stockholders’ deficit	(1,457,013)	(1,094,101)

Total stockholders’ deficit	(1,454,691)	(1,091,849)

Total liabilities and stockholders’ deficit	$93,622	$127,883

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period of Inception (July 23, 2004) through
	2009	2008	2009	2008	September 30, 2009

Net revenue	$603	$12,133	$35,462	$21,219	$336,200

Operating expenses:
Depreciation	(1,747)	(1,486)	(4,841)	(4,650)	(17,664)
General and administrative	(130,159)	(125,445)	(393,297)	(395,004)	(1,883,390)
Impairment of goodwill	--	--	--	--	(75,014)

Loss from operations	(131,303)	(114,798)	(362,676)	(378,435)	(1,639,868)

Interest received	--	--	--	--	10,719
Interest expense	--	--	--	--	(2,515)

Net loss and deficit accumulated during development stage	$(131,303)	$(114,798)	$(362,676)	$(378,435)	$(1,631,664)

Basic loss per share:
Net loss attributable to Andain	$(0.01)	$(0.01)	$(0.04)	$(0.04)
Weighted average shares outstanding	9,980,000	9,980,000	9,980,000	9,980,000

Diluted loss per share:
Net loss attributable to Andain	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average shares outstanding	15,980,000	13,980,000	15,980,000	13,980,000

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,		Period of Inception (July 23, 2004) through
	2009	2008	September 30, 2009
Operating activities:
Net loss	$(362,676)	$(378,435)	$(1,631,664)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,841	4,650	17,664
Minority interest	70	730	2,322
Shares issued for professional services	--	--	1,910
Accrued expenses – stockholder	--	--	37,508
Accrued consulting fees - stockholder	--	--	60,000
Accounts payable	(12,596)	28,488	102,714
Accounts receivable	4,459	1,368	(7,591)
Non-cash compensation expense	--	--	6,000
Equity-settled share-based payment	--	--	300
Accrued compensation	360,000	360,000	1,320,000
Effect of movements in foreign exchange rates on non-cash items	(270)	(3,519)	(4,681)

Net cash provided by (used in) operating activities	(6,172)	13,282	(95,518)

Investing activities:
Purchase of equipment	(7,283)	--	(39,840)
Purchase of interest in equity-accounted investee	(456)	(523)	(2,279)

Net cash used in investing activities	(7,739)	(523)	(42,119)

Financing activities:
Proceeds from increase in bank overdrafts	416	(1,886)	36,252
Proceeds from stock issued for cash	--	--	164,800
Proceeds (repayment) of other loans	48,952	(35,666)	(36,559)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

	Nine Months Ended September 30,		Period of Inception (July 23, 2004) through
	2009	2008	September 30, 2009

Loan from majority stockholder	(171)	(1,669)	(13,405)
Loan from equity-accounted investee	80,629	523	82,452
Loans from key management personnel	(99,697)	25,119	(81,562)

Net cash provided by (used in) financing activities	30,129	(13,579)	151,978

Increase (decrease) in cash and cash equivalents	16,218	(820)	14,341

Effects of exchange rate changes on the balance of cash held in foreign currencies	(236)	820	1,641

Cash and cash equivalents, beginning of period	--	--	--

Cash and cash equivalents, end of period	$15,982	$--	$15,982

Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of consulting fees	$--	$--	$1,900
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$--	$300
Non-cash compensation expense	$--	$--	$6,000

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

NOTE 2 – BASIS OF PRESENTATION

The financial information included herein for the nine-month periods ended September 30, 2009 and 2008 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable.

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered bad debt recoveries.  As of September 30, 2009, the Company has experienced no bad debt write offs from operations.

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

NOTE 3 – LIST OF SIGNIFICANT SUBSIDIARIES

Name of Company	Principal Activity	Location	Proportion of Ownership Interest and Voting Power Held at September 30, 2009

Impact Active Team Ltd.	Consulting	Israel	100%
TPDS Ltd.	Medical	Israel	69%

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Furniture	Location	Total

Balance as of December 31, 2008	$273	$198	$22,607	$23,078

Capital expenditure	5,128	2,155	--	7,283
Depreciation	(632)	(227)	(3,982)	(4,841)
Effect of foreign currency
exchange differences	3	2	265	270
Balance as of September 30, 2009 (unaudited)	$4,772	$2,128	$18,890	$25,790

NOTE 5 – INVESTMENT IN EQUITY-ACCOUNTED INVESTEE

Investments in Equity-Accounted Investee (as defined under Note 11) consists of the following:

Investment in Equity-Accounted Investee at December 31, 2008	$1,823

Acquisitions	456

Investment in Equity-Accounted Investee at September 30, 2009 (unaudited)	$2,279

Total carrying amount of investments in and loans to the Equity-Accounted Investee is summarized as follows:

Stockholding

Meizam – Advanced Enterprise Center Arad Ltd.	45%

NOTE 6 – OTHER ASSETS

	2009	2008

Other loans	$38,629	$87,616

Loans with related companies:
Related company	3,093	3,058
	$41,722	$90,674

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following:

	September30, 2009	December 31, 2008
	(Unaudited)

Key management personnel	$1,238,438	$978,135
Equity-Accounted Investee	82,452	1,823
Majority Stockholder (as defined under Note 11)	84,103	84,274

	$1,404,993	$1,064,232

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

NOTE 9 – PROVISION FOR TAXES

At September 30, 2009, the Company had net operating loss carry forwards of $1,631,664 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely.  Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the nine months ended September 30, 2009 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(126,937)
Valuation allowance	126,937

Total	$--

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

Pangea Investments GmbH	Majority Stockholder of Andain, Inc.
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, Equity-Accounted Investee
Sam Elimelech	Director of Andain, Inc.
Gai Mar-Chaim	Director of Andain, Inc.
P.O.C. Hi Tech Ltd.	Israeli company with common director

The following transactions were carried out with related parties:

	September 30, 2009	December 31, 2008
	(Unaudited)	$
	$

Income statements:
Compensation expenses	--	2,000
Directors’ remuneration	360,000	480,000

Balance sheets:
Investment in Equity-Accounted Investee	2,279	1,823
Loan - Equity-Accounted Investee	(82,452)	(1,823)
Loan - related company	3,093	3,058
Accounts payable - Equity - Accounted Investee	(29,935)	--
Loan - Majority Stockholder	(84,103)	(84,274)
Loans - key management personnel	(1,238,438)	(978,135)

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

Results of Operations.

(a)           Net Revenue.

The Company had net revenue of $603 for the three months ended September 30, 2009 compared to $12,133 for the three months ended September 30, 2008, a decrease of $11,530 or approximately 95%.  Net revenue was $35,462 for the nine months ended September 30, 2009 compared to $21,219 for the nine months ended September 30, 2008, an increase of $14,243 or approximately 67%.  These net revenue changes were due to increased consulting revenue in the Company’s subsidiary Impact Active Team Ltd.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $130,159 for the three months ended September 30, 2009 compared to $125,445 for the three months ended September 30, 2008 an increase of $4,714 or approximately 4%.  General and administrative expenses were $393,297 for the nine months ended September 30, 2009 compared to $395,004 for the nine months ended September 30, 2008, a decrease of $1,707 or approximately 1%.  These changes in general and administrative expenses were due to a decrease in vehicle expenses in 2009.

(c)           Net Loss.

The Company had a net loss of $131,303 for the three months ended September 30, 2009 compared to $114,798 for the three months ended September 30, 2008, an increase of $16,505 or approximately 14%.  The net loss was $362,676 for the nine months ended September 30, 2009 compared to $378,435 for the nine months ended September 30, 2008, a decrease of $15,759 or approximately 4%.  The decrease in net loss for the nine-month period ended September 30, 2009 is the result of the factors mentioned above, but mainly due to an increase in consulting revenue.

Operating Activities.

The net cash used in operating activities was $6,172 for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $13,282 for the nine months ended September 30, 2008, a decrease in net cash provided of $19,454.  This decrease is attributed to many changes from period to period, including the repayment of accounts payable.

Investing Activities.

Net cash used in investing activities was $7,739 for the nine months ended September 30, 2009 compared to $523 for the nine months ended September 30, 2008, an increase of $7,216.  This increase resulted from purchases of equipment.

Liquidity and Capital Resources.

As of September 30, 2009, the Company had total current assets of $23,831 and total current liabilities of $107,068, resulting in a working capital deficit of $83,237.  The cash and cash equivalents balance as of September 30, 2009 totaled $15,982.

The net cash provided by financing activities was $30,129 for the nine months ended September 30, 2009, primarily as a result of proceeds from other loans and a loan from the equity-accounted investee.  The net cash used in financing activities was $13,579 for the nine months ended September 30, 2009, resulting in an increase of net cash provided by financing activities of $43,708 or approximately 322%.  Overall, cash and cash equivalents for the nine months ended September 30, 2009 increased by $15,982.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2009.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended September 30, 2009.

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