Form 10-K
period 2009-12-31
ANDAIN, INC.
filed 2011-01-28
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act:

Yes ☐                      No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company as of December 31, 2009: $0.  As of December 31, 2009, the Company had 9,980,000 shares of common stock issued and outstanding.

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

Emphysema.

This disease begins with the destruction of air sacs (alveoli) in the lungs where oxygen from the air is exchanged for carbon dioxide in the blood.  The walls of the air sacs are thin and fragile. Damage to the air sacs is irreversible and results in permanent “holes” in the tissues of the lower lungs.  As air sacs are destroyed, the lungs are able to transfer less and less oxygen to the bloodstream, causing shortness of breath. The lungs also lose their elasticity, which is important to keep airways open.  The patient experiences great difficulty exhaling.  Emphysema does not develop suddenly.  It comes on very gradually. Years of exposure to the irritation of cigarette smoke usually precede the development of emphysema. Of the estimated 3.1 million Americans ever diagnosed with emphysema, 95 percent were 45 or older.  Symptoms of emphysema include cough, shortness of breath and a limited exercise tolerance. Diagnosis is made by pulmonary function tests, along with the patient’s history, examination and other tests.

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

The analysis of business opportunities will be under the supervision of the Company’s officers and directors with MOITL.  In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the Company’s proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

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

The Company has incurred net losses of $463,363 for the year ended December 31, 2009, $499,928 for the year ended December 31, 2008, and $1,732,351 for the period of inception (July 23, 2004) through December 31, 2009.  The Company cannot provide assurance that it can achieve or sustain profitability or even generate positive cash flow in the future.  If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses.  The Company will continue to incur losses until it is able to establish reasonable levels of sales.  The Company’s possible success is dependent upon the successful development and marketing of its products and services, as to which there is no assurance.  Any future success that the Company might enjoy will depend upon many factors, including factors out of its control or which cannot be predicted at this time.  These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors.  These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations.  In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.  The Company will need to raise up to $10,000,000 in the next 36 months to implement its plan of operation.  In the event that the Company needs additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable, if at all.  The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations.  Any additional equity financing may involve substantial dilution to then existing stockholders.

(b)           The Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company’s ability to Continue as a Going Concern, Which May Hinder the Ability to Obtain Future Financing.

In its report dated January 24, 2011, the Company’s independent auditor stated that the financial statements for the periods ended December 31, 2009 were prepared assuming that the company would continue as a going concern.  The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations.  The Company continues to experience net losses.  The Company's ability to continue as a going concern is subject to the ability to execute a business combination and thereafter to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible.  The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

(b)           The Company is currently delinquent in the following SEC reports: Form 10-K Annual Report for the fiscal year ended December 31, 2009; Form 10-Q Quarterly Reports for the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, March 31, 2010, June 30, 2010, and September 30, 2010.  On October 7, 2010, the SEC initiated administrative proceedings against the Company, among others, that seeks to revoke the registration of the Company’s common stock under Section 12 of the Securities Exchange Act of 1934 based on such delinquent filings.  On November 4, 2010, the Company entered into a Settlement Agreement with the SEC; under this agreement, as long as the Company files all the delinquent filings, in proper form and content, not later than January 31, 2011, then the Company will only be subject to a Cease and Desist Order (with no fine attached).  The Company intends to comply with this Settlement Agreement; any failure to do so will result in automatic revocation of the Section 12 registration of the Company.

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

Holders of Common Equity.

As of December 31, 2009, the Company had 58 record holders of its common stock.  The number of record holders was determined from the records of the Company’s transfer agent.  The number of record holders excludes any estimate of the number of beneficial owners of common shares held in street name.

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

Equity Securities Sold Without Registration.

There were no sales of unregistered (restricted) securities during the year ended on December 31, 2009.

There were no purchases of common stock of the Company by the Company or its affiliates during the year ended December 31, 2009.

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

Results of Operations.

(a)           Net Revenue.

The Company had net revenue of $65,501 for the year ended December 31, 2009 compared to $37,850 for the year ended December 31, 2008, an increase of $27,651 or approximately 73%.  This increase in net revenue was the result of an increase in consulting activity of the Company’s subsidiary Impact Active Team Ltd. during 2009.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $530,721 for the year ended December 31, 2009 compared to $536,479 for the year ended December 31, 2008, a decrease of $5,758 or approximately 1%.  The decrease in general and administrative costs was due to a decrease in repairs and maintenance and vehicle expenses in Andain’s subsidiary Impact Active Team Ltd. in 2009.

(c)           Net Loss.

The Company had a net loss of $463,363 for the year ended December 31, 2009 compared to $499,928 for the year ended December 31, 2008, a decrease of $36,565 or approximately 7%.  The decrease in net loss is the result primarily from the increase in consulting revenues earned by the Company’s subsidiary Impact Active Team Ltd in 2009.

Operating Activities.

The net cash provided by operating activities was $112,359 for the year ended December 31, 2009 compared to net cash used in operating activities of $1,305 for the year ended December 31, 2008, a change of $113,664.  This decrease is attributed to several changes from period to period, but mainly due to an increase in accounts payable in 2009.

Investing Activities.

Net cash used in investing activities was $9,991 for the year ended December 31, 2009 compared to $631 for the year ended December 31, 2008, an increase of $9,360.  This increase resulted from increased purchases of equipment.

Liquidity and Capital Resources.

As of December 31, 2009, the Company had total current assets of $40,136 and total current liabilities of $208,954, resulting in a working capital deficit of $168,818.  The cash balance as of December 31, 2009 totalled $28,604.

The net cash used in financing activities was $74,414 for the year ended December 31, 2009, primarily as a result of loans from key management personnel.  The net cash provided by financing activities was $805 for the year ended December 31, 2008, resulting in an increase of net cash used in financing activities of $75,219.  Overall, cash and cash equivalents for the year ended December 31, 2009 increased by $28,604.

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

Critical Accounting Policies.

The Securities and Exchange Commission (“SEC”) has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) impairment of long-lived assets; and (c) stock-based compensation.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements as of and for the years ended December 31, 2009 and 2008, and for the period of inception (July 23, 2004) through December 31, 2009, are presented in a separate section of this report following Item 15.

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

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management also is required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  The Company has not completed all of the evaluations necessary to issue guidance on the status of its internal controls.  Although management has selected the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in its Internal Control-Integrated Framework to make its assessment and report as required by Section 404, and the Company has been working to implement this framework to enable it to complete its assessment on its internal control over financial reporting, in accordance with Section 404, the framework was not in place to allow management to fully assess and report on its internal control over financial reporting for the fiscal year ended December 31, 2009.

While the Company is in the process of evaluating its internal control over financial reporting, the Company has not yet been able to complete its assessment of which, if any, control deficiencies constitute “material weaknesses” as defined under Public Accounting Oversight Board Auditing Standard No. 5.  Therefore, the Company has not yet determined whether its internal control over financial reporting is effective as of December 31, 2009.  However, the Company is aware of the following weaknesses:

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

Management’s inability to complete an assessment of the Company’s internal control over financial reporting in accordance with Section 404 for the year ended December 31, 2009, does not necessarily imply that a significant deficiency or material weakness exists in the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management is not aware of any material weaknesses in the Company’s internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2009.  Despite the fact management has not currently identified any material weaknesses in our internal control over financial reporting, it is possible that as management continues to evaluate the Company’s internal control over financial reporting, management could discover a material weakness.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal year 2009, and certain written representations from executive officers and directors, the Company is not aware of any required reports that were not timely filed.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2009 (9,980,000 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group.  Each person or entity has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by that person or entity:

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for professional services rendered by Dov Weinstein & Co. for the audit of the Company’s financial statements for the year ended December 31, 2009, and for the period of inception (July 23, 2004) through December 31, 2009: $10,000.  The aggregate fees to be billed for the professional services rendered by Dov Weinstein & Co. for review of the Company’s Form 10-Q’s for the year ended December 31, 2009: $6,000.

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

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as a part of this report on Form 10-K:

(a)           Audited financial statements as of and for the years ended December 31, 2009 and 2008, and the period of inception (July 23, 2004) through December 31, 2009; and

(b)           Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

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
Sam Shlomo Elimelech, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Sam Shlomo Elimelech Sam Shlomo Elimelech	President/Director	January 26, 2011
/s/ Gai Mar-Chaim Gai Mar-Chaim	Secretary/Treasurer/Director	January 26, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Andain Inc. and subsidiaries

We have audited the accompanying balance sheet of Andain Inc. and subsidiaries (a development stage company) (“Company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2009 and 2008, and for the period of inception (July 23, 2004) through December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008, and for the period of inception (July 23, 2004) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dov Weinstein & Co. C.P.A. (Isr)
Jerusalem, Israel
January 24, 2011

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$28,604	$--
Accounts receivable	11,532	12,308
Total current assets	40,136	12,308

Property, plant and equipment	26,171	23,078
Investment in equity-accounted investee	2,459	1,823
Other assets	43,686	90,674

Total assets	$112,452	$127,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$208,954	$119,664
Total current liabilities	208,954	119,664

Long-term liabilities:
Long-term debt	1,421,928	1,064,232
Bank overdrafts	36,089	35,836

Total liabilities	1,666,971	1,219,732

Minority interest	2,295	2,252

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 9,980,000 shares issued and outstanding	9,980	9,980
Additional paid-in capital	156,730	156,730

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	December 31, 2009	December 31, 2008

Share-based reserves	6,300	6,300
Accumulated deficit during development stage	(1,732,351)	(1,268,988)
Accumulated other comprehensive loss	2,527	1,877
Total Andain, Inc.’s stockholders deficit	(1,556,814)	(1,094,101)

Total stockholders deficit	(1,554,519)	(1,091,849)

Total liabilities and stockholders’ deficit	$112,452	$127,883

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period of Inception (July 23, 2004) through
	2009	2008	December 31, 2009

Net revenue	$65,501	$37,850	$366,239

Operating expenses:
Depreciation	(6,426)	(5,578)	(19,249)
General and administrative	(530,721)	(536,479)	(2,020,814)
Impairment of goodwill	--	--	(75,014)

Loss from operations	(471,646)	(504,207)	(1,748,838)

Interest received	8,283	5,250	19,002
Interest expense	--	(971)	(2,515)

Net loss and deficit accumulated during development stage	$(463,363)	$(499,928)	$(1,732,351)

Basic earnings per share:
Net income attributable to Andain	$(0.046)	$(0.050)
Weighted average common shares	9,980,000	9,980,000

Diluted earnings per share:
Net income attributable to Andain	$(0.029)	$(0.031)
Weighted average common shares	15,980,000	15,980,000

See accompanying notes to consolidated financial statements

 ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2009

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
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2009
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

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2009
(continued)

	Common Stock		Capital In Excess Of Par	Share-Based Reserves	Non-Controlling Interest	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount

Non-controlling interest	--	--	--	--	67	--	--	67

Non-cash compensation expense	--	--	--	2,000	--	--	--	2,000

Foreign currency translation adjustment	--	--	--	--	--	--	1,131	1,131

Net loss	--	--	--	--	--	(499,928)	--	(499,928)

Balance at December 31, 2008	9,980,000	$9,980	$156,730	$6,300	$2,252	$(1,268,988)	$1,877	$(1,091,849)

Non-controlling interest	--	--	--	--	43	--	--	43

Foreign currency translation adjustment	--	--	--	--	--	--	650	650

Net loss	--	--	--	--	--	(463,363)	--	(463,363)

Balance at December 31, 2009	9,980,000	$9,980	$156,730	$6,300	$2,295	$(1,732,351)	$2,527	$(1,554,519)

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period of Inception (July 23, 2004) through
	2009	2008	December 31, 2009
Operating activities:
Net loss	$(463,363)	$(499,928)	$(1,732,351)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,426	5,578	19,249
Minority interest	43	67	2,295
Accrued expenses – stockholder	--	--	37,508
Accrued expenses – consulting fees	--	--	60,000
Shares issued for professional services	--	--	1,910
Accounts payable	88,667	6,347	203,977
Accounts receivable	864	4,699	(11,186)
Non-cash compensation expense	--	2,000	6,000
Equity-settled share-based payment	--	--	300
Accrued compensation	480,000	480,000	1,440,000
Effect of movements in foreign exchange rates on non-cash items	(278)	(68)	(4,689)

Net cash provided by (used in) operating activities	112,359	(1,305)	23,013

Investing activities:
Purchase of equipment	(9,355)	--	(41,912)
Purchase of interest in equity- accounted investee	(636)	(631)	(2,459)

Net cash used in investing activities	(9,991)	(631)	(44,371)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended December 31,		Period of Inception (July 23, 2004) through
	2009	2008	December 31, 2009
Financing activities:
Proceeds from increase in bank overdrafts	253	(6,849)	36,089
Proceeds from stock issued for cash	--	--	164,800
Proceeds (repayment) of other loans	49,788	(17,155)	(35,723)
Loan from majority stockholder	(1,285)	(1,307)	(14,519)
Loan from equity-accounted investee	(3,974)	631	(2,151)
Loans from key management personnel	(119,196)	25,485	(101,061)

Net cash provided by (used in) financing activities	(74,414)	805	47,435

Increase (decrease) in cash and cash equivalents	27,954	(1,131)	26,077

Cash and cash equivalents, beginning of period	--	--	--

Effects of exchange rate changes on balance of cash held in foreign currencies	650	1,131	2,527

Cash and cash equivalents, end of period	$28,604	$--	$28,604

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended December 31,		Period of Inception (July 23, 2004) through
	2009	2008	December 31, 2009
Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of consulting fees	$--	$--	$1,900
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$--	$300
Non-cash compensation expense	$--	$2,000	$6,000

See accompanying notes to consolidated financial statements

ANDAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008, AND
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2009

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

Accounts Receivable.

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered bad debt recoveries.  As of December 31, 2009, the Company has experienced no bad debt write offs from operations.

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

Income Taxes.

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At December 31, 2009 and 2008, deferred tax assets had a 100% valuation allowance.

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

NOTE 3 – LIST OF SIGNIFICANT SUBSIDIARIES

			Proportion of Ownership
			Interest and Voting Power
Name of Company	Principal Activity	Location	Held at December 31, 2009

Impact Active Team Ltd.	Consulting	Israel	100%
TPDS Ltd.	Medical	Israel	69%

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Furniture	Vehicles	Total

Balance as of January 1, 2008	$582	$211	$27,535	$28,328

Capital expenditure	--	--	--	--
Depreciation	(316)	(15)	(5,247)	(5,578)
Effect of foreign currency exchange differences	7	2	319	328

Balance as of December 31, 2008	273	198	22,607	23,078

Capital expenditure	4,643	4,712	--	9,355
Depreciation	(839)	(302)	(5,285)	(6,426)
Effect of foreign currency exchange differences	2	1	161	164

Balance as of December 31, 2009	$4,079	$4,609	$17,483	$26,171

NOTE 5 – INVESTMENT IN EQUITY-ACCOUNTED INVESTEE

Investments in Equity-Accounted Investee (as defined under Note 11) consists of the following:

Investment in Equity-Accounted Investee at January 1, 2008	$1,192

Acquisitions	631

Investment in Equity-Accounted Investee at December 31, 2008	1,823

Acquisitions	636

Investment in Equity-Accounted Investee at December 31, 2009	$2,459

Total carrying amount of investments in and loans to Equity-Accounted Investee is summarized as follows:

	2009	2008
	Stockholding	Stockholding

Meizam – Advanced Enterprise Center Arad Ltd.	45%	45%

NOTE 6 – OTHER ASSETS

	2009	2008

Other loans	$38,456	$87,616

Loans with related companies:
Equity-Accounted Investee	2,151	--
Related company	3,079	3,058

	$43,686	$90,674

The above loans are unsecured, interest free and have no set terms of repayment.

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following:

	2009	2008

Key management personnel	$1,338,939	$978,135
Equity-Accounted Investee	--	1,823
Majority Stockholder (as defined under Note 11)	82,989	84,274

	$1,421,928	$1,064,232

The above debt is unsecured, interest free and has no set terms of repayment.

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

NOTE 9 – PROVISION FOR TAXES

At December 31, 2009, the Company had net operating loss carry forwards of $1,732,351 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely.  Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the year ended December 31, 2009 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(162,177)
Valuation allowance	162,177

Total	$--

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

The following entities have been identified as related parties:

Pangea Investments GmbH	Majority Stockholder of Andain, Inc.
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, Equity-Accounted Investee
Sam Elimelech	Director of Andain, Inc.
Gai Mar-Chaim	Director of Andain, Inc.
P.O.C. Hi Tech Ltd.	Israeli company with common director

The following transactions were carried out with related parties:

	2009	2008
	$	$
Income statements:
Compensation expenses	--	2,000
Directors’ remuneration	480,000	480,000

Balance sheets:
Investment in Equity-Accounted Investee	2,459	1,823
Loan - Equity-Accounted Investee	2,151	(1,823)
Loan - related company	3,079	3,058
Accounts payable - Equity Accounted Investee	(120,329)	--
Loan - Majority Stockholder	(82,989)	(84,274)
Loans - key management personnel	(1,338,939)	(978,135)

NOTE 12 – SUBSEQUENT EVENTS

No material event occurred subsequent to year end which would have a material impact on the financial statements.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

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