Form 10-Q
period 2010-09-30
ANDAIN, INC.
filed 2011-01-31
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Yes ☐    No ☒

As of September 30, 2010, the Company had 9,980,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010
(UNAUDITED) AND DECEMBER 31, 2009	4

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009 AND
PERIOD OF INCEPTION THROUGH SEPTEMBER 30, 2010	6

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009 AND
PERIOD OF INCEPTION THROUGH SEPTEMBER 30, 2010	7

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS	9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	24

ITEM 4. CONTROLS AND PROCEDURES	24

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	26

ITEM 1A. RISK FACTORS	26

ITEM 2. UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS	26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	26

ITEM 4. (REMOVED AND RESERVED)	26

ITEM 5. OTHER INFORMATION	26

ITEM 6. EXHIBITS	26

SIGNATURE	26

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,479	$28,604
Accounts receivable	75,433	11,532
Total current assets	87,912	40,136

Property, plant and equipment	29,257	26,171
Investment in equity-accounted investee	2,939	2,459
Other assets	42,782	43,686

Total assets	$162,890	$112,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$359,022	$208,954
Total current liabilities	359,022	208,954

Long-term liabilities:
Long-term debt	1,751,163	1,421,928
Bank overdrafts	37,172	36,089

Total liabilities	2,147,357	1,666,971

Minority interest	(16,536)	2,295

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)
	September 30, 2010 (Unaudited)	December 31, 2009
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 9,980,000 shares issued and outstanding	9,980	9,980
Additional paid-in capital	156,730	156,730
Share-based reserves	6,300	6,300
Accumulated deficit during development stage	(2,147,973)	(1,732,351)
Accumulated other comprehensive loss	7,032	2,527
Total Andain stockholders’ deficit	(1,967,931)	(1,556,814)

Total stockholders’ deficit	(1,984,467)	(1,554,519)

Total liabilities and stockholders’ deficit	$162,890	$112,452

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period of Inception (July 23, 2004)through
	2010	2009	2010	2009	September 30, 2010

Net revenue	$--	$603	$64,065	$35,462	$430,304

Operating expenses:
Depreciation	(2,432)	(1,747)	(6,582)	(4,841)	(25,831)
General and administrative	(121,146)	(130,159)	(367,695)	(393,297)	(2,388,509)
Impairment of goodwill	--	--	--	--	(75,014)
Research and development	(32,614)	--	(124,421)	--	(124,421)

Loss from operations	(156,192)	(131,303)	(434,633)	(362,676)	(2,183,471)

Interest received	--	--	--	--	19,002
Interest expense	--	--	--	--	(2,515)

Net loss	(156,192)	(131,303)	(434,633)	(362,676)	(2,166,984)

Add: Net loss attributable to non-controlling interest	10,475	--	19,011	--	19,011

Net loss and deficit accumulated during development stage attributable to Andain	$(145,717)	$(131,303)	$(415,622)	$(362,676)	$(2,147,973)

Basic loss per share:
Net loss attributable to Andain	$(0.02)	$(0.01)	$(0.04)	$(0.04)
Weighted average shares outstanding	9,980,000	9,980,000	9,980,000	9,980,000

Diluted loss per share:
Net loss attributable to Andain	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average shares Outstanding	15,980,000	15,980,000	15,980,000	15,980,000

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,		Period of Inception (July 23, 2004) through
	2010	2009	September 30, 2010

Operating activities:

Net loss	$(434,633)	$(362,676)	$(2,166,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,582	4,841	25,831
Minority interest	180	70	2,475
Shares issued for professional services	--	--	1,910
Accrued expenses – stockholder	--	--	37,508
Accrued consulting fees - stockholder	--	--	60,000
Accounts payable	150,068	(12,596)	354,045
Accounts receivable	(63,901)	4,459	(75,087)
Non-cash compensation expense	--	--	6,000
Equity-settled share-based payment	--	--	300
Accrued compensation	360,000	360,000	1,800,000
Effect of movements in foreign exchange rates on non-cash items	(785)	(270)	(5,474)

Net cash provided by (used in) operating activities	17,511	(6,172)	40,524

Investing activities:
Purchase of equipment	(8,883)	(7,283)	(50,795)
Purchase of interest in equity-accounted investee	(480)	(456)	(2,939)

Net cash used in investing activities	(9,363)	(7,739)	(53,734)

Financing activities:
Proceeds from increase in bank overdrafts	1,083	416	37,172
Proceeds from stock issued for cash	--	--	164,800
Proceeds (repayment) of other loans	(1,247)	48,952	(36,970)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

	Nine Months Ended September 30,		Period of Inception (July 23, 2004) through
	2010	2009	September 30, 2010

Loan from majority stockholder	(482)	(171)	(15,001)
Loan from equity-accounted investee	4,920	80,629	2,769
Loans from key management personnel	(33,052)	(99,697)	(134,113)

Net cash provided by (used in) financing activities	(28,778)	30,129	18,657

Increase (decrease) in cash and cash equivalents	(20,630)	16,218	5,447

Effects of exchange rate changes on the balance of cash held in foreign currencies	4,505	(236)	7,032

Cash and cash equivalents, beginning of period	28,604	--	--

Cash and cash equivalents, end of period	$12,479	$15,982	$12,479

Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of consulting fees	$--	$--	$1,900
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$--	$300
Non-cash compensation expense	$--	$--	$6,000

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

NOTE 2 – BASIS OF PRESENTATION

The financial information included herein for the nine-month periods ended September 30, 2010 and 2009 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2009 is derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable.

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered bad debt recoveries.  As of September 30, 2010, the Company has experienced no bad debt write offs from operations.

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

NOTE 3 – LIST OF SIGNIFICANT SUBSIDIARIES

Name of Company	Principal Activity	Location	Proportion of Ownership Interest and Voting Power Held at September 30, 2010

Impact Active Team Ltd.	Consulting	Israel	100%
TPDS Ltd.	Medical	Israel	69%

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Furniture	Vehicles	Total

Balance as of December 31, 2009	$4,079	$4,609	$17,483	$26,171

Capital expenditure	1,718	7,165	--	8,883
Depreciation	(1,006)	(1,493)	(4,083)	(6,582)
Effect of foreign currency
exchange differences	122	138	525	785

Balance as of September 30, 2010 (unaudited)	$4,913	$10,419	$13,925	$29,257

NOTE 5 – INVESTMENT IN EQUITY-ACCOUNTED INVESTEE

Investments in Equity-Accounted Investee (as defined under Note 11) consists of the following:

Investment in Equity-Accounted Investee at December 31, 2009	$2,459

Acquisitions	480

Investment in Equity-Accounted Investee at September 30, 2010 (unaudited)	$2,939

Total carrying amount of investments in and loans to the Equity-Accounted Investee is summarized as follows:

Stockholding

Meizam – Advanced Enterprise Center Arad Ltd.	45%

NOTE 6 – OTHER ASSETS

Other assets consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Other loans	$39,610	$38,456

Loans with related companies:
Equity-Accounted Investee	--	2,151
Related company	3,172	3,079

	$42,782	$43,686

The above loans are unsecured, interest free and have no set terms of repayment

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Key management personnel	$1,665,887	$1,338,939
Equity-Accounted Investee	2,769	--
Majority Stockholder (as defined under Note 11)	82,507	82,989

	$1,751,163	$1,421,928

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

NOTE 9 – PROVISION FOR TAXES

At September 30, 2010, the Company had net operating loss carry forwards of $2,147,973 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely.  Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the nine months ended September 30, 2010 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(145,468)
Valuation allowance	145,468

Total	$--

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

The following entities have been identified as related parties:

Pangea Investments GmbH	Majority Stockholder of Andain, Inc.
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, Equity-Accounted Investee
Sam Elimelech	Director of Andain, Inc.
Gai Mar-Chaim	Director of Andain, Inc.
P.O.C. Hi Tech Ltd.	Israeli company with common director

The following transactions were carried out with related parties:

	September 30, 2010	December 31, 2009
	(Unaudited)
	$	$
Income statements:
Directors’ remuneration	360,000	480,000

Balance sheets:
Investment in Equity-Accounted Investee	2,939	2,459
Loan – Equity-Accounted Investee	(2,769)	2,151
Loan – related company	3,172	3,079
Accounts payable – Equity-Accounted Investee	(201,459)	(120,329)
Loan – Majority Stockholder	(82,507)	(82,989)
Loans – key management personnel	(1,665,887)	(1,338,939)

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

Results of Operations.

(a)           Net Revenue.

The Company had net revenue of $0 for the three months ended September 30, 2010 compared to $603 for the three months ended September 30, 2009.  Net revenue was $64,065 for the nine months ended September 30, 2010 compared to $35,462 for the nine months ended September 30, 2009, an increase of $28,602 or approximately 81%.  This increase in net revenue was the result of government grants received by the Company’s majority owned subsidiary TPDS in 2010.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $121,146 for the three months ended September 30, 2010 compared to $130,159 for the three months ended September 30, 2009 a decrease of $9,013 or approximately 7%.  General and administrative expenses were $367,695 for the nine months ended September 30, 2010 compared to $393,297 for the nine months ended September 30, 2009, a decrease of $25,602 or approximately 6%.  The decrease in general and administrative expenses was due to a decrease in operating activity of the Company’s subsidiary Impact Active Team Ltd. in 2010.

(c)           Research and Development Expenses

The Company had research and development expenses of $32,614 for the three months ended June 30, 2010 compared to $0 for the three months ended June 30, 2009, an increase of $32,614.  Research and development expenses were $124,421 for the six months ended June 30, 2010 compared to $0 for the six months ended June 30, 2009, an increase of $124,421. This increase in research and development arose as 2010 was the first year of activity in the Company’s subsidiary TPDS, which is responsible for developing systems capable of controlled drug delivery and release.

(d)           Net Loss.

The Company had a net loss of $145,717 for the three months ended September 30, 2010 compared to $131,303 for the three months ended September 30, 2009, an increase of $14,414 or approximately 11%.  The net loss was $415,622 for the nine months ended September 30, 2010 compared to $362,676 for the nine months ended September 30, 2009, an increase of $52,946 or approximately 15%.  The increase in net loss is the result of the factors mentioned above, but is mainly due to the addition of research and development costs.

Operating Activities.

The net cash provided by operating activities was $17,511 for the nine months ended September 30, 2010 compared to net cash used in operating activities of $6,172 for the nine months ended September 30, 2009, an increase of $23,683 or approximately 384%.  This increase is attributed to many changes from period to period, but mainly due proceeds from government grants and to an increase in proceeds from accounts payable.

Investing Activities.

Net cash used in investing activities was $9,363 for the nine months ended September 30, 2010 compared to $7,739 for the nine months ended September 30, 2009, an increase of $1,624 or approximately 21%.  This decrease resulted from a decrease in the purchases of equipment.

Liquidity and Capital Resources.

As of September 30, 2010, the Company had total current assets of $87,912 and total current liabilities of $359,022, resulting in a working capital deficit of $271,110.  The cash and cash equivalents balance as of September 30, 2010 totaled $12,479.

The net cash used in financing activities was $28,778 for the nine months ended September 30, 2010, primarily as a result of repayment of loans from the equity-accounted investee.  The net cash provided by financing activities was $30,129 for the nine months ended September 30, 2009, resulting in a decrease of net cash provided by financing activities of $58,907.  Overall, cash and cash equivalents for the nine months ended September 30, 2010 decreased by $16,125 or approximately 56%.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2010.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended September 30, 2010.

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