Form 10-K/A
period 2006-12-31
ANDAIN, INC.
filed 2011-02-07
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

The Registrant, by this Form 10-K/A, amends the following: (a) Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect a changes in the general format of this section and to reflect certain changes in the numbers in the Statements of Cash Flows for the year ended December 31 2006 and for the period of inception (July 23, 2004) through December 31, 2006); (b) Part II, Item 8, Financial Statements and Supplementary Data, to reflect certain changes in the numbers in the Statements of Cash Flows for the year ended December 31 2006 and for the period of inception (July 23, 2004) through December 31, 2006); and (c) Part III, Item 15, Exhibits, Financial Statement Schedules, to add new Exhibit 10.11 and to provide new certifications at Exhibits 31 and 32.  Besides these changes, no other changes have been made to the Form 10-K for the fiscal year ended December 31, 2006.  In addition, the remaining information in this amended Form 10-K has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-K relates.

PART II.

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

Results of Operations.

(a)           Net Revenue.

The Company had net revenue of $112,583 for the year ended December 31, 2006 compared to $0 for the year ended December 31, 2005.  Net revenue increased exclusively from consulting services performed for an associated company Meizam – Advanced Enterprise Center Arad Ltd.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $333,381 for the year ended December 31, 2006 compared to $12,118 for the year ended December 31, 2005, an increase of $321,263.  The increase in general and administrative expenses was due to the employment of the Company’s two directors, Gai Mar-Chaim and Sam Elimelech, during the current year, and fees paid for consulting work performed in the Company’s subsidiary Impact Active Team Ltd.

(c)           Net Loss.

The Company had a net loss of $299,095 for the year ended December 31, 2006 compared to $12,118 for the year ended December 31, 2005, an increase of $286,977.  The increase in net loss is the result of the factors mentioned above.

Operating Activities.

The net cash used in operating activities was $62,879 for the year ended December 31, 2006 compared to $100 for the year ended December 31, 2005, an increase of $62,779.  This decrease is attributed to many changes from period to period, including an increase in consulting fees.

Investing Activities.

Net cash used in investing activities was $32,907 for the year ended December 31, 2006 compared to $0 for the year ended December 31, 2005.  This increase was due mainly to the purchase of equipment.

Liquidity and Capital Resources.

As of December 31, 2006, the Company had total current assets of $46,201 and total current liabilities of $31,028, resulting in a working capital surplus of $15,173.  The cash balance as of December 31, 2006 totalled $45,563.

The net cash provided by financing activities was $142,767 for the year ended December 31, 2006, primarily from the proceeds of stock issued for cash in the amount of $164,700.  The net cash provided by financing activities was $100 for the year ended December 31, 2005, resulting in an increase of net cash provided by financing activities of $142,667.  Overall, cash and cash equivalents for the year ended December 31, 2006 increased by $45,563.

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

PART III.

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

Andain, Inc.

Dated: February 6, 2011	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Sam Shlomo Elimelech Sam Shlomo Elimelech	President/Director	February 6, 2011
/s/ Gai Mar-Chaim Gai Mar-Chaim	Secretary/Treasurer/Director	February 6, 2011

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

See accompanying notes to the financial statements

ANDAIN, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Period of Inception
	Year Ended	(July 23, 2004)
	December 31,	through December 31,
	2005	2004	2005

Revenue	$-	$-	$-

Expenses:

General, administrative,
organization, & related expenses	12,118	7,270	19,388

Net loss and deficit accumulated
during development stage	$(12,118)	$(7,270)	$(19,388)

Basic and diluted loss per share	$(0.015)	$(0.00)

Weighted average number of common
shares outstanding	814,932	0

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
(continued)

				Additional		Total
	Common Stock		Subscriptions	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit

Net loss					(2,005)	(2,005)

Balance, September 30, 2005	2,010,000	2,010	-	-	(18,764)	(16,754)

Net loss					(624)	(624)

Balance, December 31, 2005	2,010,000	$2,010	$-	$-	$(19,388)	$(17,378)

See accompanying notes to the financial statements

ANDAIN, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Period of Inception
	Year Ended	(July 23, 2004)
	December 31,	through December 31,
	2005	2004	2005
Operating Activities:
Net loss	$(12,118)	$(7,270)	$(19,388)
Adjustments to reconcile net loss to
net cash used in operations:
Shares issued for legal services	10	-	10
Note payable issued to stockholder
for payment of operating expenses	8,822	7,270	16,092
Changes in operating assets
and liabilities:
Accounts payable	3,186	-	3,186
Net cash used in operating activities	(100)	-	(100)

Investing Activities:	-	-	-

Financing Activities:
Shares issued for cash	100	-	100
Net cash provided by financing activities	100	-	100

Increase in cash and cash equivalents	-	-	-

Cash and cash equivalents,
beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental schedule of cash flow activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash investing and financing activities:
Stock issued to reduce stockholder loan	$1,900	$-	$1,900

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

/s/ Dov Weinstein & Co. C.P.A. (Isr)
Jerusalem, Israel
December 10, 2010

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$45,563
Accounts receivable	638
Total current assets	46,201

Property, plant and equipment	30,600
Investment in equity-accounted investee	568
Other loans	43,855

Total assets	$121,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$31,028
Total current liabilities	31,028

Long-term liabilities:
Long term debt	206,033
Bank overdrafts	33,397

Total liabilities	270,458

Minority interest	1,657

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	--
Common stock, $0.001 par value; 500,000,000 shares
authorized; 9,980,000 shares issued and outstanding	9,980
Additional paid-in capital	156,730
Share-based payments	2,300
Accumulated deficit during development stage	(318,483)
Accumulated other comprehensive loss	(1,418)
Total Andain stockholders’ deficit	(150,891)

Total stockholders’ deficit	(149,234)

Total liabilities and stockholders’ deficit	$121,224

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

See accompanying notes to consolidated financial statements

 ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2006

			Capital	Share-	Non-		Other	Total
	Common Stock		In Excess	Based	Controlling	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Of Par	Reserves	Interest	Deficit	Loss	Deficit
Inception (July 23, 2004)	--	$--	$--	$--	$--	$--	$--	$--

Net loss	--	--	--	--	--	(7,270)	--	(7,270)

Balance at December 31, 2004	--	--	--	--	--	(7,270)	--	(7,270)

Common stock issued at $0.001 for cash	100,000	100	--	--	--	--	--	100

Common stock issued at $0.001 for legal services	10,000	10	--	--	--	--	--	10

Common stock issued to reduce stockholder loan at $0.001	1,900,000	1,900	--	--	--	--	--	1,900

Net loss	--	--	--	--	--	(12,118)	--	(12,118)

Balance at December 31, 2005	2,010,000	2,010	--	--	--	(19,388)	--	(17,378)

Common stock issued at $1.50 to purchase intellectual property	4,500,000	4,500	--	--	--	--	--	4,500

Common stock issued at $0.001 to purchase Impact Active Team Ltd. From Pangea Investments GmbH	2,500,000	2,500	--	--	--	--	--	2,500

Common stock issued at $0.01 for cash	770,000	770	6,930	--	--	--	--	7,700

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2006
(continued)

			Capital In	Share-	Non-		Other	Total
	Common Stock		Excess	Based	Controlling	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Of Par	Reserves	Interest	Deficit	Loss	Deficit
Common stock issued at $0.75 for cash	200,000	200	149,800	--	--	--	--	150,000

Equity-settled share-based payment	--	--	--	300	--	--	--	300

Non-controlling interest	--	--	--	--	1,657	--	--	1,657

Non-cash compensation expense	--	--	--	2,000	--	--	--	2,000

Foreign currency translation adjustment	--	--	--	--	--	--	(1,418)	(1,418)

Net loss	--	--	--	--	--	(299,095)	--	(299,095)

Balance at December 31, 2006	9,980,000	9,980	156,730	2,300	1,657	(318,483)	(1,418)	(149,234)

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Period of Inception (July 23, 2004) through
	December 31, 2006	December 31, 2006
Operating activities:
Net loss	$(299,095)	$(318,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,739	1,739
Minority interest	1,657	1,657
Accrued expenses – stockholder	23,316	37,508
Accrued expenses – consulting fees	60,000	60,000
Shares issued for professional services	--	1,910
Accounts payable	27,842	31,028
Accounts receivable	(638)	(638)
Non-cash compensation expense	2,000	2,000
Equity-settled share-based payment	300	300
Accrued compensation	120,000	120,000

Net cash used in operating activities	(62,879)	(62,979)

Investing activities:
Purchase of equipment	(32,339)	(32,339)
Purchase of interest in equity- accounted investee	(568)	(568)

Net cash used in investing activities	(32,907)	(32,907)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31, 2006	Period of Inception (July 23, 2004) through December 31, 2006
Financing activities:
Proceeds from increase in bank overdrafts	33,397	33,397
Proceeds from stock issued for cash	164,700	164,800
Repayment of other loans	(43,855)	(43,855)
Loan from majority stockholder	(11,447)	(11,447)
Loan from equity-accounted investee	568	568
Loans from key management personnel	(596)	(596)

Net cash provided by financing activities	142,767	142,867

Increase in cash and cash equivalents	46,981	46,981

Cash and cash equivalents, beginning of period	--	--

Effects of exchange rate changes on balance of cash held in foreign currencies	(1,418)	(1,418)

Cash and cash equivalents, end of period	$45,563	$45,563

Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of consulting fees	$--	$1,900

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31, 2006	Period of Inception (July 23, 2004) through December 31, 2006
Issuance of common stock for purchase of intellectual property	$4,500	$4,500
Issuance of common stock for purchase of subsidiary	$2,500	$2,500
Issuance of common stock for payment of management and consulting fees	$300	$300
Non-cash compensation expense	$2,000	$2,000

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

NOTE 3 – LIST OF SIGNIFICANT SUBSIDIARIES

Name of Company	Principal Activity	Location	Proportion of Ownership Interest and Voting Power Held at December 31, 2006

Impact Active Team Ltd.	Consulting	Israel	100%
TPDS Ltd	Medical	Israel	69%

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Vehicles	Total
Balance as of December 31, 2005	$--	$--	$--

Capital expenditure	860	31,479	32,339
Depreciation	(47)	(1,692)	(1,739)

Balance as of December 31, 2006	$813	$29,787	$30,600

NOTE 5 – INVESTMENT IN EQUITY-ACCOUNTED INVESTEE

Investments in Equity-Accounted Investee (as defined under Note 10) consists of the following:

Investment in Equity-Accounted Investee at January 1, 2006	$--

Acquisitions	568

Investment in Equity-Accounted Investee at December 31, 2006:	$568

Total carrying amount of investments in and loans to the Equity-Accounted Investee is summarized as follows:
Stockholding

Meizam – Advanced Enterprise Center Arad Ltd.	45%

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following:
	2006	2005

Key management personnel	$119,404	$--
Equity-Accounted Investee	568	--
Majority Stockholder (as defined under Note 10)	86,061	14,192

	$206,033	$14,192

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

The following entities have been identified as related parties:

Pangea Investments GmbH	Majority Stockholder of Andain, Inc.
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, Equity-Accounted Investee
Sam Elimelech	Director of Andain, Inc.
Gai Mar-Chaim	Director of Andain, Inc.

The following transactions were carried out with related parties:

	2006	2005
	$	$
Income statements:
Compensation expenses	2,000	--
Directors’ remuneration	120,000	--
Management fees	60,000	--
Legal fees	20,000	10,020

Balance sheet:
Loan from Equity-Accounted Investee	(568)	--
Loan from Majority Stockholder	(86,061)	--
Loans from key management personnel	(119,404)	--

NOTE 11 – SUBSEQUENT EVENTS

No material event occurred subsequent to year end which would have a material impact on the financial statements.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

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

10.11	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 19, 2006 (filed herewith).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on November 20, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).