Form 10-K/A
period 2007-12-31
ANDAIN, INC.
filed 2011-02-08
CIK 1321502

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

The Registrant, by this Form 10-K/A, amends the following: (a) Part II, Item 9A, Controls and Procedures; and (b) Part III, Item 15, Exhibits, Financial Statement Schedules, to add new Exhibit 10.11 and to provide new certifications at Exhibits 31 and 32.  Besides these changes, no other changes have been made to the Form 10-K for the fiscal year ended December 31, 2007.  In addition, the remaining information in this amended Form 10-K has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-K relates.

Part II

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in its internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, and in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).

The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria established in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.  Specifically the Company did not maintain an effective control environment based on the criteria established in the COSO framework.

A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

The following material weaknesses were identified related to the Company’s control environment:

•	the Company has not maintained sufficiently adequate written accounting policies and procedures and controls with respect to the review, supervision and monitoring of its accounting operations; and

•	the Company has not completed a formal enterprise risk assessment process.

These control environment material weaknesses contributed to the material weaknesses described below:

•
the Company has not instituted fully effective controls over the accounting for acquisitions and divestitures; specifically, effective controls were not designed to ensure that such transactions were completely and accurately accounted for in accordance with general accepted accounting principles (“GAAP”);

•
the Company has not established fully effective controls over its accounting for consolidated subsidiaries and equity method investees; specifically, fully effective controls to ensure the completeness and accuracy of its accounting for its  subsidiaries either consolidated or accounted for under the equity method in accordance with GAAP;

•	the Company has not instituted effective controls to ensure that accrued expenses, including accruals and legal and professional fees, were complete and accurate in accordance with GAAP;

•
the Company has not instituted effective controls to ensure the completeness and accuracy of its translation of financial statement accounts denominated in foreign currencies and translation of foreign currency transaction gains or losses recorded in accordance with GAAP;

•	the Company has not instituted effective controls to ensure that revenue-recognition policies were recorded in accordance with GAAP; and

•	the Company has not instituted effective processes to ensure that accounting reconciliations between subsidiaries were prepared in accordance with GAAP.

Additional material weaknesses identified were as follows:

•	the need to hire an in-house accountant trained in U.S. generally accepted accounting principles to establish an effective system of internal controls over financial reporting within the Company;

•	the need to upgrade existing accounting software so as to provide for more timely access to financial reports; and

•	the need to improve planning and execution of the Company’s Section 404 project to meet the requirements of the Sarbanes-Oxley Act on a timely basis.

(a)           Remediation of Material Weaknesses.

The Company has begun remediation efforts with respect to the material weaknesses that have been identified above.  The Company plans to continue to review and make necessary changes to the design of its internal control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, and to enhance and document policies and procedures to improve the effectiveness of its internal control over financial reporting.

Because the Company must not only design new controls to remediate these material weaknesses, but also implement and test them in order to ensure that the weaknesses have been remediated, the Company expects that a number of these material weaknesses will not be remediated by December 31, 2008, the next date as of which the Company must assess its internal control over financial reporting.  While unremediated, these material weaknesses have the potential to result in the Company’s failure to prevent or detect misstatements in its consolidated financial statements.

The Company has taken, or will take, the following actions:

•	the Company intends to design, implement and maintain an effective control environment over financial reporting based upon the Treadway Commission guidelines;

•
the Company has begun creating policies and procedures manuals, including documentation of its accounting policies and methods of applying those policies, and intend to continue to increase the resources devoted to its accounting and finance function;

•	the Company has begun upgrading its existing accounting software to a recognized software package to ensure financial reports are available more timely; and

•
the Company’s management is implementing enhanced controls to ensure effective communication among the Company’s legal, finance and operations organizations to ensure that important information about its business, including the effects, if any, of all material agreements, is addressed appropriately and on a timely basis in its financial reporting.

(b)           Management’s Conclusions on the Remediation Plan.

The Company believes that the remediation measures described above will strengthen its internal control over financial reporting and remediate the material weaknesses that have been identified.  However, the Company has not yet implemented all of these measures and/or tested them.  The Company is committed to continuing to improve its internal control processes and will continue to diligently review its financial reporting controls and procedures in order to ensure compliance with the requirements of the Sarbanes-Oxley Act and the related rules promulgated by the SEC.  As the Company continues to evaluate and work to improve its internal control over financial reporting, the Company may take additional measures to address these control deficiencies.

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

Inherent Limitations of Control Systems.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management, including the Company’s principal executive officer and the principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

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

Andain, Inc.

Dated: February 7, 2011	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Sam Shlomo Elimelech Sam Shlomo Elimelech	President/Director	February 7, 2011
/s/ Gai Mar-Chaim Gai Mar-Chaim	Secretary/Treasurer/Director	February 7, 2011

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

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

10.11	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 19, 2006 (incorporated by reference to Exhibit 10.11 of the Form 10-K/A filed on February 7, 2011).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on November 20, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).