Form 10-K/A
period 2009-12-31
ANDAIN, INC.
filed 2011-02-08
CIK 1321502

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

The Registrant, by this Form 10-K/A, amends the following: (a) Part II, Item 9A, Controls and Procedures; and (b) Part III, Item 15, Exhibits, Financial Statement Schedules, to add new Exhibit 10.11 and to provide new certifications at Exhibits 31 and 32.  Besides these changes, no other changes have been made to the Form 10-K for the fiscal year ended December 31, 2009.  In addition, the remaining information in this amended Form 10-K has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-K relates.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in its internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, and in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).

The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the criteria established in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.  Specifically the Company did not maintain an effective control environment based on the criteria established in the COSO framework.

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

Because the Company must not only design new controls to remediate these material weaknesses, but also implement and test them in order to ensure that the weaknesses have been remediated, the Company expects that a number of these material weaknesses will not be remediated by December 31, 2010, the next date as of which the Company must assess its internal control over financial reporting.  While unremediated, these material weaknesses have the potential to result in the Company’s failure to prevent or detect misstatements in its consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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