Form 10-K/A
period 2006-12-31
ANDAIN, INC.
filed 2011-02-15
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

The Company, by this Form 10-K/A, amends the following: (a) Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect changes in the general format of this section and to reflect changes in the Statements of Cash Flows for the year ended December 31 2006 and for the period of inception (July 23, 2004) through December 31, 2006); (b) Part II, Item 8, Financial Statements and Supplementary Data, to reflect changes in the Statements of Cash Flows for the year ended December 31 2006 and for the period of inception (July 23, 2004) through December 31, 2006) (as explained in more detail below); and (c) Part III, Item 15, Exhibits, Financial Statement Schedules, to add new Exhibit 10.11 and to provide new certifications at Exhibits 31 and 32.  Besides these changes, no other changes have been made to the Form 10-K for the fiscal year ended December 31, 2006.  In addition, the remaining information in this amended Form 10-K has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-K relates.

Explanation of Changes to 2006 Statements of Cash Flows:

During the review of the 2007 Form 10-K, the Company’s independent registered public accounting firm, Dov Weinstein & Co. C.P.A. (Isr) (“Accounting Firm”), discovered material differences in the format and figures as disclosed in the Statements of Cash Flows for the year ended December 31, 2006 as contained in the Form 10-K for the year then ended as filed with the Securities and Exchange Commission on December 30, 2010.

In the days preceding the filing of the 2006 Form 10-K, the Accounting Firm was required to convert the financial statements for the year ended December 31, 2006 into Excel format per instructions of the Company’s EDGAR filer.  During this conversion process, the format and figures in the 2006 Statements of Cash Flows did not accurately reflect those originally contained in the Company’s 2006 audited financial statements.  These errors were not initially detected by the Accounting Firm’s quality control procedures, resulting in erroneous format and figures being incorporated into the Company’s 2006 Statements of Cash Flows.

The Accounting Firm has since improved its quality control procedures to ensure that such an occurrence will not occur in the future.  The Accounting Firm did not issue a new Report of Independent Registered Public Accounting Firm as the differences did not arise from its issued 2006 financial statements, but from the submission of an erroneous Statements of Cash Flows to the Company’s EDGAR filer.

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

Andain, Inc.

Dated: February 13, 2011	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Sam Shlomo Elimelech Sam Shlomo Elimelech	President/Director	February 13, 2011
/s/ Gai Mar-Chaim Gai Mar-Chaim	Secretary/Treasurer/Director	February 13, 2011

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