Form 10-K
period 2010-12-31
ANDAIN, INC.
filed 2011-04-15
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-29113

ANDAIN, INC.
(Exact Name of Company as Specified in its Charter)

Nevada	20-2066406
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

400 South Beverly Drive, Suite 312, Beverly Hills, California	90212
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number:  (310) 286-1777

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐    No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐    No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days:

Yes ☐    No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act:

Yes ☐    No ☒.

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2011: $0.  As of March 31, 2011, the Company had 18,246,667 shares of common stock issued and outstanding.

PART I.

ITEM 1.                      BUSINESS.

Business Development.

Andain Inc., a Nevada corporation (“Company”), was incorporated on July 23, 2004.  The address for the Company is: 5190 Neil Road, Suite 430, Reno, Nevada 89502; its telephone number is: (775) 333-5997.  The Company has filed the necessary paperwork and funds with the Nevada Secretary of State to have the Company’s status returned to “active.”

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

Meizam – Advance Enterprise Center Arad, Ltd.

Meizam – Advanced Enterprise Center Arad Ltd. (“Meizam Arad”) is the Company’s business unit, which operates an industrial incubator program under the guidance and with the support of the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade & Labor (“MOITL”).  The industrial incubator program is aimed at young companies with proven technologies or prototypes that are on the verge of commercialization and industrialization.

Meizam Arad was established by the Company on October 25, 2006 in the City of Arad, which is located in the south east of Israel, overlooking Massada and the Dead Sea.  Meizam Arad was established as a joint venture between the Company and the City of Arad, and the local industries, which are strategic partners at the industrial incubator program.  Currently, the Company holds 70% of Meizam Arad’s equity, and Arad and the local industries hold the remaining 30%.

On July 27, 2008, MOITL announced Meizam Arad as the winner of the national tender for a three-year license to operate an industrial incubator program supported with government funding.  The license entitles Meizam Arad to an annual management fee of NIS 1 million (about $280,000). In addition, each project (company) within the incubator program is entitled to an annual research and development grant of up to NIS 500,000 (about $140,000) per year for up to three years (i.e. a total of NIS 1,500,000 - about $420,000).  Each project’s funding is subject to the initial approval of the National Industrial Incubator Committee (“NIIC”) and the final approval of MOITL.  In January 2011, MOITL issued an updated regulation extending technology-oriented incubator licenses to six years.  Meizam Arad intends to apply to MOITL for such an extension.

On January 1, 2009, MOITL officially launched Meizam Arad’s industrial incubator program.  During 2009, the Company screened dozens of technology and business opportunities, of which six projects were approved by NIIC.

On January 1, 2010, MOITL officially launched the industrial incubator program for TPDS Ltd., which developed a nano-delivery carrier for inhalation drugs.

On July 1, 2010 MOITL officially launched the industrial incubator program for Gaia Med Ltd., which has developed a miniature insulin pump for diabetic patients.

Meizam Arad operates as a second stage technological/industrial incubator providing to its portfolio companies the vast industrial infrastructure of its industrial shareholders massive, as well as government funds and a top-of-the-line management team

Meizam Arad, now along with the Company’s subsidiary Meizam Arad Investments (see discussion below), has operated since 2008 through partial acquisitions of young promising companies in the biotech and medical field and the relocation of their operations to Meizam Arad’s central facility in the city of Arad.  Currently, Meizam Arad screens and selects projects and companies according to their fitness to the local industries in the City of Arad.  These industries will support the relocated companies operations, providing manufacturing and engineering services that significantly accelerate the companies’ time-to-market.  In addition, until on-going sales are established, these industries will provide the services to the companies in exchange for Meizam Arad common stock instead of cash, at a price of $1.00 per share or at a higher price as will be established in a private placement.

The local industries in the City of Arad that have taken an interest in Meizam Arad include so far the following manufacturers:

•
Luxembourg Industries Ltd. – A chemical manufacturer of intermediate products to the pharmaceutical, cosmetics and agro-chemical industries, which operates chemical reactors and other chemical production equipment. In addition, Luxembourg operates a fully equipped chemical laboratory for research and development, and quality control.

•
AMS Electronics Ltd. – An electronics manufacturing service provider, which operates SMT (a method for constructing electronic circuits in which the electronic components are mounted directly onto the surface of printed circuit boards using robotic machinery) production lines and provide turnkey services, including component procurement, final testing, packaging and ship-to-customer supply chain.  AMS is listed on the Tel Aviv Stock Exchange.

•	Danor Technical Molding Ltd. – A plastics manufacturing service provider, which operates injection molding production lines, and provides engineering services including mold design and manufacturing.

•
Arad Metal Processing Ltd. – A metal processing service provider, which operates CNC (computer numerical control, which is the programming technology of computerized metal processing machinery) production lines and other special metal processing equipment, and provides engineering services.

Meizam Arad coordinates the supporting industries services, engineers, laboratories, and production facilities with the relocating company operations supporting multi-sight production and central integration. Most of Meizam Arad’s prospective companies are in their commercialization development stage that needs prototypes, products re-design, and initial production support provided by the local industrial partners and the City of Arad. The local industries are the anchor of Meizam Arad’s operations, and provide hands-on support to the relocating companies.

The shareholder industries support the approved, and relocated, companies’ operations, providing manufacturing and engineering services that significantly accelerate the companies’ time-to-market.  In addition, until on-going sales of the portfolio companies are established, these industries provide the services to the portfolio companies in exchange for Meizam Arad’s common stock instead of cash, at a price of $1.00 per share, or at a higher price as will be established in a private placement.  Those provided services are priced at the fair value and are registered as investments in the portfolio companies. For each invested dollar, MOITL funds the portfolio company with an additional two dollars. Therefore, in exchange Meizam Arad receives shares from the portfolio companies for the full investment, which includes the MOITL funds.  As a result of leverage through the use of MOITL funds, it is projected that Meizam Arad equity will grow twice as fast as any direct investment in Meizam Arad.

Meizam Arad provides a highly skilled management team comprised of Impact Active Team personal in coordination with the Economical Company for Arad-Tamar Municipalities Development Ltd., and supported by TPDS Ltd.’s personal, and experts from the local industries.

Since Meizam Arad’s business model requires heavy funding from the industrial shareholder partners, for the relocating companies, Meizam Arad plans a private placement as soon as it completes 5-10 acquisitions.  Meizam Arad has screened over 60 prospective medical companies into a shortlist of 14 companies with already developed technologies and products aimed at the global markets and ready for commercialization, for those willing to relocate their operations to the City of Arad.

Meizam Arad Investments Ltd.

Meizam Arad Investments Ltd. (“Meizam Investments”) was established by the Company on February 9, 2011 as a business unit that provides all the required financing to the Company's business units that operate under the industrial incubator program.

Meizam Investments was established to meet MOITL’s requirement to operate Meizam Arad only as a management service provider, and the handling and financing of the incubator through a different entity, as structured at other technology incubators in Israel.

On January 31, 2011, the Company invested $200,000 in Meizam Investments.  Meizam Investments re-invested that $200,000 in Meizam Arad.

Gaia-Med Ltd.

On June 2, 2010, the Company, through its subsidiaries Meizam Arad and Meizam Investments, entered into a share purchase agreement with Gaia-Med Ltd.  As a consideration for the investment, Gaia-Med issued to the Company 30% of its total issued and outstanding shares in fully diluted bases, and, in addition, 3% of its total issued and outstanding shares in fully diluted basis to Meizam Arad.  The Company, through these subsidiaries, will receive research and development grants for Gaia-Med.

The technology and product developed by Gaia-Med is based on innovative, patent-pending design: Miniature medical patch size: 25 grams, 49x7 mm insulin pump ten-fold cheaper than existing pumps suitable for diabetics with type one and two of the disease.  The low cost of the pump enables easy and cost effective replacement of the insulin pen injections. The pump is directly attached to the body, with no tubing. The pump provides a real-time alert for occlusions and leakages.

Scope of the Business.

Diabetes is a global epidemic with over 285,000,000 diabetes patients worldwide and 7,000,000 patients contracting the disease annually (Source: International Diabetes Federation, Diabetes Atlas 2010).  Diabetes can be identified as: Type-1, Type-2 and Gestational. Where Type-2 diabetes accounts for more than 90% of all diabetes cases in developed countries (Source: The American Diabetes Association, 2010).

In Type-1 diabetes, the body fails to produce insulin as a result of an autoimmune response in which the immune system does not recognize its own islet cells and destroys them. This type of diabetes generally occurs in people under the age of 40 and is most commonly acquired during childhood. Type 1 diabetes is treated by insulin injections and diet.

Type-2 diabetes is the most common form of diabetes (90-95% of diabetes patients). It presents as high blood glucose levels despite an initial abundance of the hormone insulin. The cells of the body ignore the insulin and do not allow glucose to enter the body’s cells. This insulin resistance leads to high levels of glucose in the bloodstream, and eventually to beta-cell failure, where the beta-cells of the pancreas are no longer able to release insulin in response to high blood glucose levels. Patients may require insulin for control of hyperglycaemia, if this is not achieved with diet alone or with oral hypoglycaemic agents.

Lifelong dependence on insulin delivery forces the patient to manual inject insulin with every meal and to constantly monitor their glucose levels using syringes, pens or needle less-injectors.

Continuous Subcutaneous Delivery Via Infusion Pumps.

The insulin pump provides superior diabetes treatment with enhanced glycaemic control and reduces the risk of hypoglycaemic events that dramatically improves a patient’s quality of life.  The insulin pump market is sizeable and rapidly growing.  Global markets sales are estimated to be over $1 billion annually with a 12% compound annual growth rate.

However, insulin pumps are comparatively very expensive, with the average price of $3,500-$5,000 at the U.S. market.  The disposable infusion sets are $15-20 each (replaceable every 3 days); while insulin reservoirs cost $5 each.  As a result, most diabetes patients still do not use insulin pumps as the replacement of the inferior injection administration. Pumps are used by less than 3% of the potential insulin-injecting patients, and nearly solely by Type-1 diabetes patients almost none are used for Type 2 diabetics.

Sonenco Ltd.

On April 10, 2011, Meizam Arad entered into a share purchase agreement with Sonenco Ltd.  As a consideration for this investment, Sonenco issued to Meizam Arad 55% of its total issued and outstanding shares on a fully diluted basis, and, in addition, 5% of its total issued and outstanding shares on a fully diluted basis to Meizam Arad. The Company, through these subsidiaries, will receive research and development grants for Sonenco.

Sonenco has developed an ultrasonic drug delivery catheter that enables the delivery of medication-coated nano-particles to specific organs and tissues in the body.  The initial application that has been developed is for the treatment of brain tumors by a stereotactic procedure.

The blood brain barrier (“BBB”) protects the brain against toxic substances that circulate in the blood stream.  While this is a life-supporting protection for the brain, the existence of the blood brain barrier is a severe limitation for the delivery of most drugs to the brain because they cannot cross in sufficient amounts.  A large number of potentially useful drugs, such as cytostatics and central nervous system (“CNS”) in-vitro active agents, do not cross the blood brain barrier at all or in insufficient quantities.  Sonenco has developed a novel method of delivering those drugs to the brain that are usually blocked from entering by the blood brain barrier.

Sonenco’s promising future application is in cardiac catheterization, where nano-particles offer a significant advantage in drug delivery over cardiac stents that suffer positioning difficulties and limited size.  Those heavy mass solid nano carriers containing drug are hundred times smaller than average human cell and thus can penetrate and cross the human cells without causing any damage.  Once stuck in their final position the nano carrier will remain there for a very long period, allowing them to release the attached drug.  Programming the nano drugs with a slow controlled release profile will enable them to perform an effective and comprehensive drug delivery treatment.

Competitive Advantages.

Sonenco’s superior solution to drug delivery introduces the following advantages:

•	Minimal invasive short procedure (few minutes only).

•	Ability to cover big drug dispersion volume.

•	Continuous drug exposure at the targeted site.

•	Sufficient energy-for maximum efficient dispersion is much below medical energy levels restrictions.

•	Precise dispersion profile to meet medical demands derived from fine-tuning and adjustment flexibility of all effecting parameters.

The estimated brain cancer market potential for Sonenco's pioneering drug delivery catheter exceeds $400 million per year in the major Western economies.

Intellectual Property.

The patent is comprehensive, conclusive and contains 50 claims on the technology, device, applications and specific drugs. The Company’s patent attorneys have conducted a comprehensive patent research to ensure that no other patents for similar applications exist. All patent rights solely belong to Sonenco.

Cycli  Ltd.

On November 18, 2010, Meizam Arad entered into a share purchase agreement with Cycli Ltd.  As a consideration for this investment, Cycli issued to Meizam Arad 35% of its total issued and outstanding shares on a fully diluted basis, and, in addition, 5% of its total issued and outstanding shares on a fully diluted basis to Meizam Arad. The Company, through these subsidiaries, will receive research and development grants for Cycli.

Corrsight Ltd.

On November 15, 2010, Meizam Arad entered into a share purchase agreement with Corrsight Ltd.  As a consideration for this investment, Corrsight will issue to Meizam Arad 22% of its total issued and outstanding shares on a fully diluted basis, and, in addition, 3% of its total issued and outstanding shares on a fully diluted basis to Meizam Arad. The Company, through its subsidiary, will receive research and development grants for Corrsight.

Corrsight is a software company developing and marketing the “Trading Ace”, a system for increasing financial broker revenues by maximizing the life-cycle value of retail traders.  The system analyzes trader activity data and demographic information, and based on this data automatically creates segmented and personalized customer communications - approaching the customer at the right time with the right messages, and providing tools for maximizing trading activity and improving customer retention.

Retail financial trading markets are experiencing in recent years a huge growth of activity, with annual volume over $100 trillion and broker revenues over $20 billion.  This has created a significant change in the customer mix of brokers - from a relatively small number of large-volume professionals to a large “long tail” of small, inexperienced customers with low trading activity.  The brokers, struggling with differentiation and scalability issues, have not found to date any effective way to handle these lower-tier customers, and as a result are facing severe attrition challenges and are far from maximizing their revenue potential.

“Trading Ace” is aimed at providing brokers a set of tools to automatically analyze and act upon the customer activity and engage with their customers in a way that will increase their trading activity and improve retention. Corrsight will focus initially on the Forex and securities day trading segments, but later plans to enhance its product to support other market segments such as commodities and CFDs.  Corrsight will operate as a web-based service bureau, offering its service to brokers in a revenue-share business model.

Corrsight has completed the development of its product, and is in process of launching it with its first customer, the brokerage house Go Forex.  The trial is scheduled to start in April 2011, with first revenues scheduled for October 2011.  Corrsight is already engaged with a second customer that plans to launch this program in June 2011.   Corrsight expects substantial revenues by the end of 2011, reaching breakeven in the first half of 2012.

To achieve these goals, Corrsight has assembled an experienced team of professionals led by Hudi Zack, formerly division president in Amdocs, CEO at Disksites and COO in Metalink, who has over 20 years of experience in leading business-oriented multi-disciplinary groups of various sizes.  Along with Nir Yaffe, formerly CEO of Finotec, and founder of FX-Alphatrade, who is a seasoned expert in financial trading.  And Haim Zelikovsky, formerly vice president in Amdocs and Comverse and CEO of Cellglide, who has vast experience in product strategy and marketing.  And finally Eli Gur, formerly VP R&D in Exxana and Edge NW, who has was responsible for numerous successful cycles of product design, development and implementation.

NBCT Ltd.

On October 16, 2010, Meizam Arad signed an initial share purchase agreement with NBCT Ltd. to acquire 35% of NBCT shares for 1.5 million Israeli Shekels (approximately $400,000).  The agreement is pending the approval of the Israeli Ministry of Industry, Trade & Labor.  NBCT develops an intradermal nano-technology to enhance skin penetration of peptides in cosmetic anti-wrinkle products, and is preparing a clinical trial to be conducted in 2011 in an Israeli clinical center.

The lipid based nano-particle dispersion for delivery of peptides to dermis provides:

•	efficient transport of peptides trough epidermis without physical or chemical changes in skin barrier properties for other materials.

•	effective protection of peptides from degradation by skin enzymes.

•	controlled release of peptides at targeted site skin contact with the penetrating particles.

•	penetration mechanism does not alter the skin properties.

•	particles pass through the epidermis layer to dermis layer of the skin and form an active-agent payload deposit in the aermis layer preventing any amino acids attacking the payload.

•	particles have a controlled release mechanism for the active agent payload deposit directly to dermis layer.

OrCell Ltd.

On November 16, 2010, Meizam Arad signed an initial share purchase agreement with OrCell Ltd. to acquire 33% of OrCell shares for 1.5 million Israeli Shekels (approximately $400,000). The agreement is pending the approval of the Israeli Ministry of Industry, Trade & Labor. OrCell develops stem cell technology for cardiac applications, mainly for acute MI recovery treatment.  OrCell has completed successfully in vitro studies and is planning to conduct pre-clinical trials during 2011.

OrCell has developed an innovative technology product that allows healing and rehabilitation of wounds and languishing by cell therapy using directed stem cells.  The product will enable restoration and healing languishing and wounds, which is non-healing by available methods, such as myocardial infarction (MI), pressure ulcer, and regenerative diseases of muscle.

The product is based on an invention that allows controlled direction of stem cells toward myogenic cells only. This unique process allows myogenic cells to work as a network (similar to the cells of skeletal and heart muscle tissue) suitable for transplantation use.

Today, there is no protocol that allows the efficient direction of stem cells to myogenic cells for transplantation and tissue engineering. The protocol that was developed supports a highly safety product without side effects and is integrated into the injured tissue area.

The proposed development programs will be focused on optimization of the production process and the direction of stem cells to myogenic cells. In addition, animal testing will be performed to validate the process. The validation process will use various tissue cells as a source of regeneration of myogenic cells. These cells will be transplanted into the injured tissues of animals that will then be observed for the quality of rehabilitation and degree of successful of regeneration. The technology and product will also be applied and tested in damaged human tissue.

The project presented in this proposal allows for the first time to produce a new product suited for a safe and adaptable transplant in human patients. This innovative product is expected to bring a new treatment for a very sever and unsolved medical problem. It should provide an attractive alternative to currently used cellular therapy practices and treatments.

FruitNess Ltd.

On November 23, 2010, Meizam Arad signed an initial share purchase agreement with Alexander Tchitchelnitski to acquire 40% of a joint venture shares with FruitNess Ltd. for 1.5 million Israeli Shekels (approximately $400,000).  The agreement is pending the approval of the Israeli Ministry of Industry, Trade & Labor. Mr. Tchitchelnitski developed a food fusion technology for vegetables and fruits, and is planning to set an industrial pilot and start initial sales in 2011.

TooPii Ltd.

On January 17, 2011, Meizam Arad signed an initial share purchase agreement with TooPii Ltd. to acquire 35% of TooPii shares for 1.5 million Israeli Shekels (approximately $400,000).  The agreement is pending the approval of the Israeli Ministry of Industry, Trade & Labor.  TooPii develops a multimedia search engine for content management of Web portals, and is planning to install a beta site during 2011.

Publishers while having enormous amounts of content, fail to engage their users with all the content that interests them.  Increasing users' reach to content is limited today due to the website’s size and structure and the publishers’ ability to serve targeted content to users based on their interests.

TooPii offers publishers a unique model and an advanced technology for arranging and serving content effectively.  TooPii turns a publisher’s website to an engaging information source by enriching the web pages with dynamic layers of contextual content.  With TooPii. users are reaching and consuming more content on site and the publishers increasing their revenue streams significantly.

TooPii’s viewer is placed as a floating layer on top of the page presenting users rich and targeted information related to the content of the page.  As a user clicks a term of interest, TooPii’s viewer is opened offering content that was aggregated and packaged based on the user's preferences. With TooPii a single web page turned to a highly rich, dynamic and interactive source of information offering user a highly effective browsing experience.

The solution is based on an advanced business and technology platform that aggregates and serves content to users based on contextual relevance. The content aggregated either from the publisher's internal sources along with content from external sources of his choice.

TooPii’s viewer creates a new real estate for targeted ads and creates for the publisher’s new and highly effective channel of revenues. TooPii bases its business model on commission from the new revenue streams generated to the publishers.

Further Search for Business Opportunities and New Prospects.

RetiCad Ltd. Soroka Medical Center

RetiCAD has developed a comprehensive standardized evaluation of retinal pathologies capable of earlier diagnosis of retinal disease. The system provides easy patient follow-up and tracking the diseases progression. The system provides a quantifying measurement of the perfusion retinal map with clear indication of the problematic retinal areas. The system assists the physician in tailoring treatment for each patient.

The system generates a flow and permeability maps with objective and quantitative measures of retinal blood supply, extracting functional and dynamic parameters reflecting the status of retinal vessels.  The system provides:

•              increased accuracy – better diagnosis and treatment

•              allowing reliable follow-up of disease progression and treatment.

•              reduce examination time (from 20 min to <5 min).

TransPlant Ltd. – Sheba Medical Center

As labs around the world respond to the challenges of accomplishing more results with fewer resources, (more methods developed, more analyses performed, more information related products and increasing demands of quality control) the challenge is to remain competitive, stay compliant with standards, and maintain a high standard of analysis, while at the same time operating within schedule and budget constraints.  Furthermore, there is a greater burden of consolidating data from various sources. All of the above are the driving force for managements and for the regulator to developed computerized tools to manage the laboratory processes and the data that is generated for superior lab performance.

The product is an integrated laboratory and data management tool.  The product is software for management and integration of numerous tests and quality control of a national laboratory for solid organ transplants and for tissue typing laboratories at worldwide medical centers.

The software assists the laboratory with tissue typing in the context of finding stem cell donors for malignant and genetic disorders.  The software aids all steps in finding suitable donors for bone marrow and cord transplants.  Tissue typing relates to the biochemical definition of genes called HLA A, HLA B etc. that encode proteins in both the recipient and the donor.  This definition can be done by two major methodologies called serology and molecular biology.  In addition each methodology can be performed using several techniques and at several levels.  The closer we home – in on a prospective donor, the level of typing should be higher.  The requirement for software stems from the fact that the results from all techniques and methodologies should be integrated and the fact that the status of the recipient and the prospective donor changes based on previous results, necessitating further tests. A further complication is that numerous tests are performed in parallel and results are compared.  Results should be consistent with each other.

Development of the software has resulted in mechanization of most of the tests being performed in Shiba Hospital and as a national transplant laboratory and the national laboratory for solid organ transplants.

The laboratory functions as the national laboratory for solid organ transplants with the function of immunological monitoring of all patients who are on the national waiting list for kidney and pancreas allocation from cadaver donors.  Needless to say, an error in this context can lead to the erroneous allocation of an organ with life threatening consequences.  Numerous (at present more than 600) blood samples are received in the laboratory on a monthly basis from more than 30 dialysis units.  In order to mechanize the process and minimize human intervention we have developed bar code Israeli ID based software for the collection of samples from the units and their reception in the laboratory.  Following reception in the laboratory, the laboratory assigns worksheets for the various tests that are to be performed.  These worksheets are based on results from previous tests.  The tests include determination of antibody levels and specificities and planning of cross matches for ad hoc cross matches between donors and potential recipients.  Finally there is software-based allocation of the solid organs.  Numerous warnings are generated with regard, for example to blood products that were not received (this can have medico legal implications) or changes in antibody levels and specificities (this can affect the organ allocation procedure).

General quality control and accreditation issues:  The software that has been developed documents all the kits that are used and the samples that have been tested with each kit.  The software documents external and internal quality control tests that have been performed with the kits, which performed the tests, the chain of custody of the sample and who specifically performed or analyzed the test.  It documents expiration dates etc.  The sample ID is always compared and linked with ministry of interior data, thus avoiding clerical mistakes in the incorporation of blood samples.

All electronic laboratory instruments are linked with the software.  The work lists that are generated are incorporated into the software of the instruments.  The output i.e. results from the instruments is sent to a technologist and, if authorized by the technologist, are sent to the files of the patients.

Forward Looking Business Development.

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

Employees.

The Company now has five full time employees and three part-time all provided and funded by Impact Active Team Ltd.

ITEM 1A.                    RISK FACTORS.

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business.  The Company’s business, financial condition, and results of operations could be materially adversely affected by any of these risks.  Please note that additional risks not presently known to the Company or that it currently deems immaterial may also impair its business and operations.

Risks Relating to the Business.

(a)           The Company Has a History of Losses That is Likely to Continue, Requiring Additional Sources of Capital, Which May Result in Curtailing of Operations and Dilution to Existing Stockholders.

The Company has incurred net losses of $1,002,034 for the year ended December 31, 2010, $463,363 for the year ended December 31, 2009, and $2,734,385 for the period of inception (July 23, 2004) through December 31, 2010.  The Company cannot provide assurance that it can achieve or sustain profitability or even generate positive cash flow in the future.  If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses.  The Company will continue to incur losses until it is able to establish reasonable levels of sales.  The Company’s possible success is dependent upon the successful development and marketing of its products and services, as to which there is no assurance.  Any future success that the Company might enjoy will depend upon many factors, including factors out of its control or which cannot be predicted at this time.  These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors.  These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations.  In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.  The Company will need to raise up to $10,000,000 in the next 36 months to implement its plan of operation.  In the event that the Company needs additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable, if at all.  The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations.  Any additional equity financing may involve substantial dilution to then existing stockholders.

(b)           The Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company’s ability to Continue as a Going Concern, Which May Hinder the Ability to Obtain Future Financing.

In its report dated March 30, 2011, the Company’s independent auditor stated that the financial statements for the periods ended December 31, 2010 were prepared assuming that the company would continue as a going concern.  The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations.  The Company continues to experience net losses.  The Company's ability to continue as a going concern is subject to the ability to execute a business combination and thereafter to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible.  The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

There is a risk that some of the Company’s products may infringe the proprietary rights of third parties.  In addition, whether or not the Company’s products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them.  If any claims or actions are asserted against the Company, it may be required to modify its products or seek licenses for these intellectual property rights.  The Company may not be able to modify the Company’s products or obtain licenses on commercially reasonable terms, in a timely manner or at all.  The Company’s failure to do so could have a negative affect on its business and revenues.

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

The adoption or modification of laws or regulations relating to the Company’s business could limit or otherwise adversely affect the manner in which the Company currently conducts its business.  If the Company is required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause the Company to incur additional expenses or alter the Company’s business model.

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

(c)           No Assurance of a Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Common Stock.

The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate “penny stocks.”  Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934.  Because the Company’s securities may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and its common stock.

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

(b)   On October 7, 2010, the SEC initiated administrative proceedings against the Company, among others, that seeks to revoke the registration of the Company’s common stock under Section 12 of the Securities Exchange Act of 1934 based on certain delinquent filings.  On November 4, 2010, the Company entered into a Settlement Agreement with the SEC; under this agreement, as long as the Company files all the delinquent filings, in proper form and content, not later than January 31, 2011, then the Company will only be subject to a Cease and Desist Order (with no fine attached).

The Company fully complied with the terms of this Settlement Agreement by filing all delinquent reports.  As a result, on March 2, 2011 these proceedings as to the Company were dismissed by the SEC.  In addition, on that date the SEC entered an order instituting cease-and-desist proceedings pursuant to section 21c of the Securities Exchange Act of 1934, making findings, and imposing a cease-and-desist order.  This matter has not been concluded.

There are no other known legal or other proceedings against the Company that could at the time of submitting this report that could have a materially adverse effect on the Company’s financial position or operations.

ITEM 4.                      (REMOVED AND RESERVED).

PART II.

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Currently, there is no public trading market for the Company’s common stock.  In order to qualify for listing on the Over the Counter Bulletin Board (“OTCBB”), the Company must comply with the eligibility rules of the OTCBB (that is, all listed companies must be reporting companies), and accordingly the Company has filed and cleared comments on a Form 10-SB registration statement with the SEC.  The Company has applied for eligibility for quotation on the OTCBB.

Holders of Common Equity.

As of March 31, 2011, the Company had 58 record holders of its common stock.  The number of record holders was determined from the records of the Company’s transfer agent.  The number of record holders excludes any estimate of the number of beneficial owners of common shares held in street name.

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

Equity Securities Sold Without Registration.

There were no sales of unregistered (restricted) securities during the year ended on December 31, 2010.

There were no purchases of common stock of the Company by the Company or its affiliates during the year ended December 31, 2010.

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

Results of Operations.

(a)           Net Revenue.

The Company had net revenue of $375,779 for the year ended December 31, 2010 compared to $65,501 for the year ended December 31, 2009, an increase of $310,278 or approximately 473%.  This increase in net revenue was the result of an increase the acquisition of the majority owned subsidiary Meizam Arad and the receipt of government grants during 2010.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $910,593 for the year ended December 31, 2010 compared to $530,721 for the year ended December 31, 2009, an increase of $379,872 or approximately 72%.  This increase in general and administrative costs was due to the acquisition of its majority owned subsidiary, Meizam Arad, and an increase in legal fees, rental and accounting fees in 2010

(c)           Net Loss.

The Company had a net loss of $1,002,034 for the year ended December 31, 2010 compared to $463,363 for the year ended December 31, 2009, an increase of $538,671 or approximately 116%.  The increase in net loss is the result primarily from the increase in expenses incurred by the Company’s newly acquired subsidiary Meizam Arad in 2010.

Operating Activities.

The net cash provided by operating activities was $579,598 for the year ended December 31, 2010 compared to net cash provided by operating activities of $112,359 for the year ended December 31, 2009, an increase of 467,239 or approximately 416%.  This increase is attributed to several changes from period to period, mainly due to proceeds from accounts payable in 2010.

Investing Activities.

Net cash used in investing activities was $487,929 for the year ended December 31, 2010 compared to net cash used in investing activities $9,991 for the year ended December 31, 2009, an increase of $477,938 or approximately 4,784%.  This increase resulted from the acquisition of Meizam Arad, as well increased purchases of equipment in connection with this acquisition.

Liquidity and Capital Resources.

As of December 31, 2010, the Company had total current assets of $260,054 and total current liabilities of $1,205,129, resulting in a working capital deficit of $945,075.  The cash balance as of December 31, 2010 totalled $23,672.

The net cash used in financing activities was $80,941 for the year ended December 31, 2010, primarily as a result of loans from key management personnel.  The net cash used in financing activities was $74,414 for the year ended December 31, 2009, resulting in an increase of $6,527 or approximately 9%.  Overall, cash and cash equivalents for the year ended December 31, 2010 increased by 10,728.

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

Off-Balance Sheet Arrangements.

The Company has entered into numerous purchase agreements with local biotech companies through its subsidiary Meizam Arad under its industrial incubator program. These projects are detailed under Item 1, Business.

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates; (b) impairment of long-lived assets; (c) share-based compensation; and (d) government grants.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

(d)           Government Grants.

Government grants are not recognized until there is reasonable assurance that the group will comply with the conditions attaching then and the grants will be received.  Government grants are recognized in profit and loss on a systematic basis over the periods in which the group recognizes as expenses the related costs for which the grants are intended to compensate.

Government grants that are receivable as compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the group with no future costs are recognized in profit and loss in the period in which they become receivable.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements as of and for the years ended December 31, 2010 and 2009, and for the period of inception (July 23, 2004) through December 31, 2010, are presented in a separate section of this report following Item 15.

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

ITEM 9A.                   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in its internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, and in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).

The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the criteria established in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.  Specifically the Company did not maintain an effective control environment based on the criteria established in the COSO framework.

A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  The following material weaknesses were identified related to the Company’s control environment:

•	the Company did not maintain written accounting policies and procedures and did not maintain adequate controls with respect to the review, supervision and monitoring of its accounting operations.

•	the Company did not establish a formal enterprise risk assessment process.

These control environment material weaknesses contributed to the material weaknesses described below:

•
the Company did not maintain effective controls over the accounting for acquisitions and divestitures; specifically, effective controls were not designed and in place to ensure that such transactions were completely and accurately accounted for in accordance with general accepted accounting principles (“GAAP”);

•
the Company did not maintain effective controls over its accounting for consolidated subsidiaries and equity method investees; specifically, the Company did not maintain effective controls to ensure the completeness and accuracy of its accounting for its  subsidiaries either consolidated or accounted for under the equity method in accordance with GAAP;

•	the Company did not design and maintain effective controls to ensure that accrued expenses, including accruals and legal and professional fees, were complete and accurate in accordance with GAAP;

•
the Company did not design and maintain effective controls to ensure the completeness and accuracy of its translation of financial statement accounts denominated in foreign currencies and translation of foreign currency transaction gains or losses recorded in accordance with GAAP;

•	the Company did not design and maintain effective controls to ensure that revenue-recognition policies were recorded in accordance with GAAP; and

•	the Company did not design and maintain effective controls to ensure that accounting reconciliations between subsidiaries were prepared in accordance with GAAP.

Additional material weaknesses identified were as follows:

•	the need to hire an in-house accountant trained in U.S. generally accepted accounting principles to establish a system of internal financial reporting controls;

•	the need to upgrade accounting software so as to provide for more timely access to financial reports; and

•	the need to improve planning and execution of the Company’s Section 404 project to meet the requirements of the Sarbanes-Oxley Act on a timely basis.

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

Because the Company must not only design new controls to remediate these material weaknesses, but also implement and test them in order to ensure that the weaknesses have been remediated, the Company expects that a number of these material weaknesses will not be remediated by December 31, 2011, the next date as of which the Company must assess its internal control over financial reporting.  While unremediated, these material weaknesses have the potential to result in the Company’s failure to prevent or detect misstatements in its consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors,  certain officers and persons holding 10% or more of the Company’s common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company’s common stock with the SEC.  Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal year 2010, and certain written representations from executive officers and directors, the Company is not aware of any required reports that were not timely filed.

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of March 31, 2011 (18,246,667 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group.  Each person or entity has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by that person or entity:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	Pangea Investments, GmbH, Einsiedlpus Wasse 1, Waedenswil V8 Switzerland 8820	6,248,200 (2)	34.24%
Common Stock	1568934 Ontario Limited, 3845 Bathurst Street, Suite 202, Toronto, Ontario, Canada, M3H 3N2	4,318,467 (3)	22.44%
Common Stock	Sam Shlomo Elimelech, 5190 Neil Road, Suite 430, Reno, Nevada 89502	4,200,000 (4)	23.02%
Common Stock	Gai Mar-Chaim, 5190 Neil Road, Suite 430, Reno, Nevada 89502	4,100,000 (5)	22.47%
Common Stock	Shares of all directors and executive officers as a group (2 persons)	8,300,000	45.49%

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

(3)   In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, Howard Fialkov may be deemed a control person of the shares owned by this stockholder.  In computing the number of shares beneficially owned by this stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.  Therefore, 1,000,000 of the total consists of shares of common stock underlying a stock option issued in connection with a Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated January 14, 2011.  This option is exercisable at a price that is equal to the public offering price of the Company’s common stock in a future Form S-1 registration statement and is exercisable for a period of 24 months from the Company's Form 15c2-11 filing with FINRA (which will occur within the next 60 days).

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

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for professional services rendered by Dov Weinstein & Co. for the audit of the Company’s financial statements for the year ended December 31, 2010, and for the period of inception (July 23, 2004) through December 31, 2010: $10,000.  The aggregate fees to be billed for the professional services rendered by Dov Weinstein & Co. for review of the Company’s Form 10-Q’s for the year ended December 31, 2010: $6,000.

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

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as a part of this report on Form 10-K:

(a)           Audited financial statements as of and for the years ended December 31, 2010 and 2009, and the period of inception (July 23, 2004) through December 31, 2010; and

(b)           Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andain, Inc.

Dated: April 14, 2011	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Sam Shlomo Elimelech Sam Shlomo Elimelech	President/Director	April 14, 2011
/s/ Gai Mar-Chaim Gai Mar-Chaim	Secretary/Treasurer/Director	April 14, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Andain Inc.

We have audited the accompanying consolidated balance sheets of Andain Inc. (a development stage company) (“Company) and its subsidiaries as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and for the period of inception (July 23, 2004) through December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, and for the period of inception (July 23, 2004) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dov Weinstein & Co. C.P.A. (Isr)
Jerusalem, Israel
March 30, 2011

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$23,672	$28,604
Accounts receivable	236,382	11,532
Total current assets	260,054	40,136

Property, plant and equipment	47,477	26,171
Investment in equity-accounted investee	--	2,459
Other assets	93,841	43,686

Total assets	$401,372	$112,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,205,129	$208,954
Total current liabilities	1,205,129	208,954

Long-term liabilities:
Long-term debt	1,867,201	1,421,928
Bank overdrafts	38,387	36,089

Total liabilities	3,110,717	1,666,971

Non-controlling interest	(186,441)	2,295

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 9,980,000 shares issued and outstanding	9,980	9,980
Additional paid-in capital	156,730	156,730

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	December 31, 2010	December 31, 2009

Share-based reserves	6,300	6,300
Accumulated deficit during development stage	(2,682,781)	(1,732,351)
Accumulated other comprehensive loss	(13,133)	2,527
Total Andain, Inc.’s stockholders deficit	(2,522,904)	(1,556,814)

Total stockholders deficit	(2,709,345)	(1,554,519)

Total liabilities and stockholders’ deficit	$401,372	$112,452

The accompanying notes are an integral part of these consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period of Inception (July 23, 2004) through
	Years Ended December 31,
	2010	2009	December 31, 2010

Revenue:
Government grants	$369,700	$--	$369,700
Consulting income	6,079	65,501	372,318
Total revenue	375,779	65,501	742,018

Operating expenses:
Depreciation	(8,997)	(6,426)	(28,246)
General and administrative	(910,593)	(530,721)	(2,931,407)
Research and development	(146,760)	--	(146,760)
Impairment of goodwill	(322,977)	--	(397,991)
Total operating expenses	(1,389,327)	(537,147)	(3,504,404)

Loss from operations	(1,013,548)	(471,646)	(2,762,386)

Interest income	13,733	8,283	32,735
Interest expense	(2,219)	--	(4,734)

Net loss	(1,002,034)	(463,363)	(2,734,385)

Add: Net loss attributable to non-controlling interest	51,604	--	51,604

Net loss and deficit accumulated during development stage attributable to Andain	$(950,430)	$(463,363)	$(2,682,781)

Loss per share - basic:
Net loss attributable to Andain	$(0.095)	$(0.046)
Weighted average common shares	9,980,000	9,980,000

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)

			Period of Inception (July 23, 2004) through
	Years Ended December 31,
	2010	2009	December 31, 2010

Loss per share - diluted:
Net loss attributable to Andain	$(0.059)	$(0.029)
Weighted average common shares	15,980,000	15,980,000

The accompanying notes are an integral part of these consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2010

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
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2010
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

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2010
(continued)

	Common Stock		Capital In Excess Of Par	Share-Based Reserves	Non-Controlling Interest	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Non-controlling interest	--	--	--	--	67	--	--	67

Non-cash compensation expense	--	--	--	2,000	--	--	--	2,000

Foreign currency translation adjustment	--	--	--	--	--	--	1,131	1,131

Net loss	--	--	--	--	--	(499,928)	--	(499,928)

Balance at December 31, 2008	9,980,000	9,980	156,730	6,300	2,252	(1,268,988)	1,877	(1,091,849)

Non-controlling interest	--	--	--	--	43	--	--	43

Foreign currency translation adjustment	--	--	--	--	--	--	650	650

Net loss	--	--	--	--	--	(463,363)	--	(463,363)

Balance at December 31, 2009	9,980,000	9,980	156,730	6,300	2,295	(1,732,351)	2,527	(1,554,519)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2010
(continued)

	Common Stock		Capital In Excess Of Par	Share-Based Reserves	Non-Controlling Interest	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Purchase of additional controlling interests	--	--	--	--	(137,132)	--	--	(137,132)

Foreign currency translation adjustment	--	--	--	--	--	--	(15,660)	(15,660)

Net loss	--	--	--	--	(51,604)	(950,430)	--	(1,002,034)

Balance at December 31, 2010	9,980,000	$9,980	$156,730	$6,300	$(186,441)	$(2,682,781)	$(13,133)	$(2,709,345)

The accompanying notes are an integral part of these consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period of Inception (July 23, 2004) through
	Years Ended December 31,
	2010	2009	December 31, 2010
Operating activities:
Net loss attributable to Andain, Inc.	$(950,430)	$(463,363)	$(2,682,781)
Income charges (credits) not affecting cash:
Depreciation	8,997	6,426	28,246
Amortization of goodwill	322,977	--	322,977
Minority interest	(51,604)	43	(49,309)
Shares issued for professional services	--	--	1,910
Non-cash compensation expense	--	--	6,000
Equity-settled share-based payment	--	--	300
Effect of movements in foreign exchange rates on non-cash items	(1,667)	(278)	(6,356)
Changes in operating assets and liabilities:
Accounts payable	996,175	88,667	1,200,152
Accounts receivable	(224,850)	864	(236,036)
Accrued compensation	480,000	480,000	1,920,000
Accrued expenses – stockholder	--	--	37,508
Accrued expenses – consulting fees	--	--	60,000

Net cash provided by operating activities	579,598	112,359	602,611

Investing activities:
Purchase of equipment	(28,636)	(9,355)	(70,548)
Acquisition of subsidiary	(461,752)	--	(461,752)
Purchase of interest in equity- accounted investee	2,459	(636)	--

Net cash used in investing activities	(487,929)	(9,991)	(532,300)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

			Period of Inception (July 23, 2004) through
	Years Ended December 31,
	2010	2009	December 31, 2010
Financing activities:
Proceeds from increase in bank overdrafts	2,298	253	38,387
Proceeds from stock issued for cash	--	--	164,800
Proceeds (repayment) of other loans	34,414	49,788	(1,309)
Loan from majority stockholder	(2,098)	(1,285)	(16,617)
Loan from equity-accounted investee	2,151	(3,974)	--
Loans from key management personnel	(117,706)	(119,196)	(218,767)

Net cash used in financing activities	(80,941)	(74,414)	(33,506)

Increase in cash and cash equivalents	10,728	27,954	36,805

Cash and cash equivalents, beginning of period	28,604	--	--

Effects of exchange rate changes on balance of cash held in foreign currencies	(15,660)	650	(13,133)

Cash and cash equivalents, end of period	$23,672	$28,604	$23,672

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

			Period of Inception (July 23, 2004) through
	Years Ended December 31,
	2010	2009	December 31, 2010
Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of consulting fees	$--	$--	$1,900
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$--	$300
Non-cash compensation expense	$--	$--	$6,000

The accompanying notes are an integral part of these consolidated financial statements

ANDAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009, AND
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2010

NOTE 1 – GENERAL INFORMATION

Andain Inc. (“Company”) was established in 2004 in the State of Nevada, U.S.A.  Since commencing operations in 2006, the Company has been engaged, both independently and through its consolidated entities (collectively, the “Group”), in the development of medical technology, from early stage development to advanced clinical trials, for a wide range of medical needs.

In October 2010, the Company acquired Meizam – Advanced Enterprise Center Arad Ltd. (“Meizam Arad”) and currently holds a 70% interest in the subsidiary, with the remaining 30% held by the City of Arad, Israel and local industries.  The subsidiary was acquired to operate an industrial research and development center in an incubator located in the City of Arad under an agreement with the State of Israel (“Incubator”).  See Note 12.

The Company has been engaged in drug development since commencing operations and not yet generated profits from its activities and cannot determine with reasonable certainty if and when the Company will become profitable.

Agreement with the State of Israel for the Operation of a Biotechnology Incubator.

The biotechnological incubators program is an initiative of the Office of the Chief Scientist (“OCS”) that is designed to strengthen and promote the Israeli technology industry, as well as biotechnology projects. This program was launched in late 2001following publication of Directive No. 8.12 of the Director-General of Israel’s Ministry of Industry, Trade and Labor (“MOITL”) (“Directive 8.12”).  This directive implements the recommendations of the “Monitor” report, which reviewed ways to promote the Israeli technology industry and recommended the establishment of for-profit incubators to support commercially viable projects by providing physical, organizational, professional, marketing and business infrastructure to promote research and development by early-stage biotechnology enterprises.

Directive 8.12 was amended in May 2004, to prescribe two tracks for operating biotech incubators (see (e) below).  Immediately after the amendment of Directive 8.12, the OCS issued a call for proposals to establish and operate incubators.  The Company, whose proposal was accepted by the OCS, entered into an agreement with the OCS, through a partnership, for the operation of a designated biotechnology incubator. The principal provisions of the incubator agreement are as follows:

(a)           Period of the Agreement.

The Incubator agreement has a three-year period, commencing January 1, 2009.   In January 2011, MOITL issued an updated regulation extending technology-oriented incubator licenses up to six years.  Meizam Arad intends to apply to MOITL for such an extension.

(b)           Scope of Incubator Operations.

The Incubator is designed for the simultaneous operation of at least 50 OCS approved projects. The Group may operate additional projects within the Incubator’s facilities that are not funded by the State or under the incubator program, provided that the operation of such additional projects does not interfere with OCS-approved projects.

(c)           Summary of the Group’s Obligations.

Within the framework of the incubator agreement, the Group has agreed to operate a biotechnology-designated incubator, to identify projects suitable for OCS approval, to make adequate premises and physical infrastructure available for at least 50 projects and to provide administrative, organizational, professional and business support to the projects in order to facilitate research and development of commercially viable biotechnology projects.  Among other things, some minimum requirements have been set for Incubator staff in terms of skills and employment levels.  In addition, the Group has agreed to maintain a central laboratory for the use of all projects, equip the laboratory in accordance with the specifications provided in Directive 8.12 and in the Group’s incubator proposal, and operate the Incubator using capable personnel. The Group is also required to make consulting and auditing services (accounting, legal, patent consulting, quality assurance, information science services, regulatory consulting and clinical trials) available to the projects at an acceptable scope and quality, from service providers approved by the OCS. The Group has undertaken to invest at least NIS 500,000 per year in the operation of the Incubator.

(d)           Summary of OCS Obligations.

On July 27, 2008, MOITL announced Meizam Arad as the winner of the national tender for a three-year license to operate an industrial incubator program with government funding.  The license entitles Meizam Arad to an annual management fee of NIS 1,000,000 (about $280,000) plus an annual research and development grant of NIS 500,000 (about $140,000) for each project (company) operating under the industrial incubator program for up to three years (i.e. up to NIS 1,500,000 - about $420,000). Each project’s funding is subject to the initial approval of the National Industrial Incubator Committee (“NIIC”) and the final approval of by MOITL.

(e)           The Different Tracks.

Directive 8.12 offers two tracks for the operation of an incubator:

Under the first track, each project is incorporated as a separate and independent company in which the incubator receives shares (the separate companies will allocate at least 30% of their share capital to the holder of the license/know how, up to 5% of the share capital for incubator services, and the remaining shares will be allotted to the incubator and other investors in proportion to their investments in the independent company, including the incubator’s investments derived from state loans).  The Group has elected to operate the Incubator under the first track.

Under the second track, the projects are directly run within the incubator by the concessionaire, with the holder of the license/know-how being entitled to a fixed amount for the use of his know-how as well as to royalties upon the sale of the know how and in respect of the sales of a final product developed under the project. An incubator operating under the second track is allowed to operate additional specific projects under the guidelines of the first track, subject to fulfillment of the provisions in the guidelines.

(f) To the best knowledge of the Company’s management, as of the date of approval of these financial statements, the Group is in compliance with its material obligations to the OCS under the incubator agreement.

NOTE 2 – BASIS OF PRESENTATION

Statement of Compliance.

The consolidated financial statements include the accounts of the Company and all its wholly and majority owned subsidiaries after elimination of intercompany balances and transactions.  The preparation of these financial statements are in conformity with U.S. generally accepted accounting principles and requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The financial statements have been prepared under the historical cost basis that has been consistently applied to all the years presented, unless otherwise stated.

Functional and Reporting Currency.

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

New Israeli Shekel (“NIS”) amounts as of December 31, 2010 have been translated into U.S. Dollars at the representative rate of exchange on December 31, 2010 (USD 1 = NIS 3.549).

Consolidation Principles.

The consolidated financial statements of the Company include the accounts of the Company, and all entities in which a direct or indirect controlling interest exists through voting rights or qualifying variable interests.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Going Concern.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Except for government grants received by the Group’s industrial incubator, the Company has not established any source of revenue to cover its operating costs.  The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured.  The Company will offer non-cash consideration as a means of financing its operations.  If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities, through business alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Use of Estimates.

The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk.  The Company bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents.

Cash and cash equivalents comprise cash balances, cash on current accounts with banks, bank deposits and other highly liquid short-term investments with original maturities of less than three months

Accounts Receivable.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The amount of the allowance is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness.  Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve.  As of December 31, 2010, the Company has experienced no bad debt write offs from operations.

Property, Plant and Equipment.

Property, plant and equipment are carried at cost, less accumulated depreciation and amortization. Included in property, plant and equipment are buildings and equipment acquired under capital lease arrangements and reagent rental equipment.  Property, plant and equipment are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Motor vehicles	5 years
Furniture	15 years
Computer equipment	3 years

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

Long-Lived Assets.

For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  The Company assesses the impairment of long-lived assets (including identifiable intangible assets) annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method.  Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets.  The Company estimates the future cash flows of the long-lived assets using current and long-term financial forecasts.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If this is the case, an impairment loss would be recognized.  The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

Goodwill.

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses.  Goodwill is assessed for impairment by applying fair value based tests annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The goodwill impairment test consists of a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill.  The Company uses un-discounted cash flow models to determine the fair value of a reporting unit.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.  The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

Accounts Payable and Accrued Expenses.

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Group prior to the end of the financial year that are unpaid and arise when the Group becomes obliged to make future payments in respect of the purchase of these goods and services.

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

Government Grants.

Government grants are not recognised until there is reasonable assurance that the Group will comply with the conditions attaching then and the grants will be received.

Government grants are recognised in profit and loss on a systematic basis over the periods in which the Group recognizes as expenses the related costs for which the grants are intended to compensate.

Government grants that are receivable as compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the Group with no future costs are recognised in profit and loss in the period in which they become receivable.

Research and Development.

Internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed.

Income Taxes.

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At December 31, 2010 and 2009, deferred tax assets had a 100% valuation allowance.

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

Cash Flow Statement.

Cash flow statements have been prepared using the indirect method. Cash flows in foreign currencies have been translated into US dollars using the average exchange rate for the periods.

Share-Based Payments.

On January 1, 2006, the Company adopted SFAS” No. 123(R), “Share-Based Payment,” using the modified prospective method.  SFAS No.123R requires the measurement and recognition of compensation expense for all share-based payment awards granted to its employees and directors, including employee stock options, restricted stock and stock purchases based on the estimated fair value of the award on the grant date.  Upon the adoption of SFAS No. 123R, the Company maintained its method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123.

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

Recent Accounting Pronouncements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (codified within Accounting Standards Codification (“ASC”) No. 105, Generally Accepted Accounting Principles), which became effective for the Group from the interim period ended September 30, 2009.  The Codification is the sole source of authoritative U.S. GAAP to be applied by non-governmental entities and supersedes all non-SEC accounting and reporting standards existing on September 15, 2009.  The issuance of SFAS No. 168 and the Codification does not change GAAP.  All references to accounting standards in these financial statements were updated to corresponding ASC references.  Management has determined that the adoption of SFAS No. 168 had no impact on the Group’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”) (codified within ASC No. 805, “Business Combinations”), which replaces SFAS No. 141.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose certain information related to the nature and financial effect of the business combination. SFAS No. 141(R) also establishes principles and requirements for how an acquirer recognizes any non-controlling interest in the acquiree and the goodwill acquired in a business combination. SFAS No. 141(R) is effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009.  Depending on the terms, conditions and details of the business combination, if any, that take place subsequent to January 1, 2009, SFAS No. 141(R) may have a material impact on the Group’s consolidated financial statements. SFAS No. 141(R) also amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income.  Management has determined that the adoption of SFAS No. 141(R) had no material impact on the Group’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted.

FASB Update No. ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Adoption of Update No. ASU 2010-28 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 4 – LIST OF SIGNIFICANT SUBSIDIARIES

			Proportion of Ownership
			Interest and Voting Power
Name of Company	Principal Activity	Location	Held at December 31, 2010

Impact Active Team Ltd.	Consulting	Israel	100%
TPDS Ltd.	Medical	Israel	69%
Meizam - Advanced	Industrial Incubator	Israel	70%
Centre Arad Ltd.

NOTE 5 – ACCOUNTS RECEIVABLE

	2010	2009

Trade accounts receivable	$7,888	$7,717
Advances to suppliers	100,821	79
Institutions	29,545	3,736
Other accounts receivable from OCS	98,128	--

	$236,382	$11,532

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Furniture	Vehicles	Total

Balance as of January 1, 2009	273	198	22,607	23,078

Capital expenditure	4,643	4,712	--	9,355
Depreciation	(839)	(302)	(5,285)	(6,426)
Effect of foreign currency exchange differences	2	1	161	164

Balance as of December 31, 2009	$4,079	$4,609	$17,483	$26,171

Capital expenditure	12,874	15,762	--	28,636
Depreciation	(3,147)	(230)	(5,620)	(8,997)
Effect of foreign currency exchange differences	260	294	1,113	1,667

Balance as of December 31, 2010	$14,066	$20,435	$12,976	$47,477

NOTE 7 – OTHER ASSETS

	2010	2009

Other loans	$43,775	$38,456

Loans with related companies:
Equity-Accounted Investee	--	2,151
Related companies	50,066	3,079

	$93,841	$43,686

The above loans are unsecured, bear interest at 4% per annum, and have no set terms of repayment.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2010	2009
Trade payables	$606,133	$68,248
Institutions	44,942	6,627
Accrued liabilities	13,246	13,750
Deferred revenue:
Arising from government grants (1)	33,787	--
Arising from unearned revenues	222,132	120,329
Refundable deposits	284,889	--

	$1,205,129	$208,954

(1)  Deferred revenue arose as a result of the Group's receipt of an advanced payment from the OCS. The revenue will be offset against operating expenses of the Group's incubator Meizam Arad in 2011.

NOTE 9 – LONG-TERM DEBT

Long-term debt:

	2010	2009

Key management personnel	$1,701,233	$1,338,939
Majority Stockholder (as defined under Note 14)	80,891	82,989
Related companies	47,275	--
Other loans	37,802	--

	$1,867,201	$1,421,928

The above loans are unsecured, bear no interest, and have no set terms of repayment.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

NOTE 11 – PROVISION FOR TAXES

At December 31, 2010, the Company had net operating loss carry forwards of $2,681,781 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely.  Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the year ended December 31, 2010 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(350,712)
Valuation allowance	350,712

Total	$--

If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of net operating loss carry forwards that may be utilized by the Company.

NOTE 12 – BUSINESS COMBINATIONS

Subsidiary Acquired.

Meizam Arad is an Israeli industrial incubator established on October 25, 2006 and situated in Israel, in the City of Arad.  On October 1, 2010 the Company acquired 70% of the voting equity interests of Meizam Arad.  This subsidiary was acquired to operate and facilitate project companies with proven technologies, which have completed their product development stage and are on the verge of commercialization and industrialization their technologies.  The acquisition of Meizam Arad was achieved in stages, through the provision of management and consulting fees to Meizam Arad that were settled in equity instruments of the subsidiary.

Consideration Transferred.

Management and consulting services (1)	$3,466

(1)  The Company provides management and consulting services to Meizam Arad, which Meizam Arad settles with its equity instruments.  These consulting services were valued according to SFAS No. 123R, “Share-Based Payment”, at the fair value of the equity instruments issued, which is considered to be the par value of the equity instruments.  See Note 3, Share-Based Payments.

Goodwill Arising from the Acquisition.

Consideration transferred	$3,466
Less : Non-controlling interest (30% of Meizam Arad) (1)	(138,526)
Less : Previously held equity interest in Meizam Arad	(1,125)
Add : Fair value of identifiable net liabilities acquired	459,162

Goodwill arising on acquisition	$322,977

(1)  The fair value of non-controlling interests at acquisition date was estimated by applying an income approach.

Goodwill from the acquisition arose as the consideration paid for the combination, effectively includes amounts in relation to the benefit of expected synergies, revenue growth and future market development of Meizam Arad.  These benefits are not recognised separately from goodwill as they do not meet the criteria for identifiable intangible assets.

None of the goodwill arising from this acquisition is expected to be deductible for tax purposes.

Assets Acquired and Liabilities Recognized at Date of Acquisition.

Meizam Arad
Current assets	$171,776
Non-current Assets	13,558
Current liabilities	(598,150)
Non-current Liabilities	(46,346)

Net (liabilities) acquired	$(459,162)

NOTE 13 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Credit Risk.

Credit risk refers to the risk that counter-party will default on its contractual obligations resulting in financial loss to the Group.  The Group has adopted a policy of only dealing with creditworthy counter-parties and obtaining sufficient collateral, where appropriate, as a means of mitigating the risk of financial loss from defaults.

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

NOTE 14 – RELATED PARTY TRANSATIONS

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

The following entities have been identified as related parties:

Pangea Investments GmbH	Majority Stockholder of Andain, Inc.
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, majority-owned subsidiary
Sam Elimelech	Director of Andain, Inc.
Gai Mar-Chaim	Director of Andain, Inc.
P.O.C. Hi Tech Ltd.	Israeli company with common director
Gai Med Ltd.	Part of the industrial incubator

The following transactions were carried out with related parties:

	2010	2009
	$	$
Income statements:
Directors’ remuneration	480,000	480,000

Balance sheets:
Investment in Equity-Accounted Investee	--	2,459
Loan – Equity-Accounted Investee	--	2,151
Loan – related companies	50,066	3,079
Loan – Majority Stockholder	(80,891)	(82,989)
Loans – key management personnel	(1,701,233)	(1,338,939)
Loan – related company	(47,275)	--

NOTE 15 – SUBSEQUENT EVENTS

(a)  During 2010 and 2011, the Company’s subsidiary Meizam Arad entered into purchase agreements with certain portfolio companies (most of these agreements are still in the process of receiving approval from MOITL):

•
On January 1, 2011, Meizam Arad signed a share purchase agreement with TPDS Ltd. to acquire 25% of TPDS shares.  TPDS is the Company’s majority owned subsidiary that develops nano-technology to improve delivery of antibiotics and other drugs through inhalation.  TPDS is preparing a clinical trial to be conducted in 2011 in an Israeli clinical center.

•
On January 2, 2011, Meizam Arad signed a share purchase agreement with Gaia Med Ltd. to acquire 33% of Gaia Med shares for 2.25 million Israeli Shekels (approximately $700,000).  Gaia Med develops a miniature insulin pump, and is preparing a clinical trial to be conducted in 2011 in an Israeli clinical center.

(b)  On February 9, 2011, Meizam Arad Investments Ltd. was established as the Company’s majority owned subsidiary.  The Company was issued 2,360,723 of Meizam Arad Investments Ltd.’s common stock, giving the Company a majority ownership (99.92%) at date of acquisition.

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

10.4	Technology Purchase Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 5, 2006).

10.5	Finder’s Fee Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on July 5, 2006).

10.6	Consulting Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 5, 2006).

10.7	Business Development Services Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on July 5, 2006).

10.8	Employment Agreement between the Company and Sam Elimelech, dated July 3, 2006 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on July 5, 2006).

10.9	Employment Agreement between the Company and Gai Mar-Chaim, dated July 3, 2006 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on July 5, 2006).

10.10	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 19, 2006 (incorporated by reference to Exhibit 10.11 of the Form 10-K/A filed on February 7, 2011).

10.11
Consulting Agreement between the Company and Meizam - Advanced Enterprise Center Arad Ltd., dated October 25, 2006 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on December 30, 2010).

10.12	Employment Agreement between the Company and Sam Elimelech, dated January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 29, 2011).

10.13	Employment Agreement between the Company and Gai Mar-Chaim, dated January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on March 29, 2011).

10.14	Regulation S Stock Purchase Agreement between the Company and Sam Elimelech, dated January 5, 2011 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on March 29, 2011).

10.15	Regulation S Stock Purchase Agreement between the Company and Gai Mar-Chaim, dated January 5, 2011 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on March 29, 2011).

10.16	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated January 14, 2011 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on March 29, 2011).

10.17	Option issued to 1568934 Ontario Limited by the Company, dated January 14, 2011 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on March 29, 2011).

10.18	Stock Purchase Agreement between the Company and Meizam Arad Investments Ltd., dated January 31, 2011 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on March 29, 2011).

10.19
Stock Purchase Agreement between Meizam – Advanced Enterprise Center Arad Ltd and Meizam Arad Investments Ltd., dated January 31, 2011 (incorporated by reference to Exhibit 10.8 of the Form 8-K filed on March 29, 2011).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

21	Subsidiaries of the Company (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).