Form 10-Q
period 2011-03-31
ANDAIN, INC.
filed 2011-05-23
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Yes ☒    No ☐

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$48,046	$23,672
Accounts receivable	357,750	236,382
Total current assets	405,796	260,054

Property, plant and equipment	45,949	47,477
Investment in equity-accounted investee	646,366	--
Other assets	767,067	93,841

Total assets	$1,865,178	$401,372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$980,541	$1,205,129
Total current liabilities	980,541	1,205,129

Long-term liabilities:
Long-term debt	951,555	1,867,201
Bank overdrafts	39,138	38,387

Total liabilities	1,971,234	3,110,717

Non-controlling interest	(202,826)	(186,441)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	March 31, 2011 (Unaudited)	December 31, 2010
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 18,246,667 shares issued and outstanding at March 31, 2011 and 9,980,000 at December 31, 2010	18,247	9,980
Additional paid-in capital	2,911,356	156,730
Share-based reserves	6,300	6,300
Accumulated deficit during development stage	(2,812,106)	(2,682,781)
Accumulated other comprehensive loss	(27,027)	(13,133)
Total Andain stockholders’ deficit	96,770	(2,522,904)

Total stockholders’ deficit	(106,056)	(2,709,345)

Total liabilities and stockholders’ deficit	$1,865,178	$401,372

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Period of Inception (July 23, 2004) through
	2011	2010	March 31, 2011
Revenue:
Government grants	$104,132	$44,189	$473,832
Consulting income	7,439	--	379,757
Total revenue	111,571	44,189	853,589

Operating expenses:
Depreciation	(2,745)	(2,165)	(30,991)
General and administrative	(266,810)	(126,678)	(3,198,217)
Impairment of goodwill	--	--	(397,991)
Research and development	--	(23,679)	(146,760)
Total operating expenses	(269,555)	(152,522)	(3,773,959)

Loss from operations	(157,984)	(108,333)	(2,920,370)

Interest received	--	--	32,735
Interest expense	--	--	(4,734)

Net loss	(157,984)	(108,333)	(2,892,369)

Less: Net income/(loss) attributable to non-controlling interests	28,659	(6,358)	80,263

Net loss and deficit accumulated during development state attributable to Andain	$(129,325)	$(114,691)	$(2,812,106)

Loss per share – basic:
Net loss attributable to Andain	$(0.01)	$(0.01)

Weighted average shares outstanding	18,246,667	9,980,000

Loss per share – diluted:
Net loss attributable to Andain	$(0.01)	$(0.01)
Weighted average shares outstanding	24,246,667	15,980,000

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,		Period of Inception (July 23, 2004) through
	2011	2010	March 31, 2011
Operating activities:
Net loss attributable to Andain, Inc.	$(157,984)	$(108,333)	$(2,892,369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,745	2,165	30,991
Amortized goodwill	--	--	322,977
Minority interest	12,274	100	14,569
Shares issued for professional services	1,920,000	--	1,921,910
Shares issued in subsidiary	642,170	--	642,170
Non-cash compensation expense	--	--	6,000
Equity-settled share-based payment	--	--	300
Effect of movements in foreign exchange rates on non-cash items	(927)	(437)	(7,283)
Changes in operating assets and liabilities:
Accounts payable	(224,588)	71,359	975,564
Accounts receivable	(121,368)	(33,922)	(357,404)
Accrued compensation	90,000	120,000	2,010,000
Accrued consulting fees	--	--	60,000
Accrued expenses – stockholder	--	--	37,508

Net cash provided by operating activities	2,162,322	50,932	2,764,933

Investing activities:
Purchase of equipment	(290)	(1,586)	(70,838)
Acquisition of subsidiary	(200,723)	--	(662,475)
Acquisition of interest in equity-accounted investee	(646,366)	(162)	(646,366)

Net cash used in investing activities	(847,379)	(1,748)	(1,379,679)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Three Months Ended March 31,		Period of Inception (July 23, 2004) through
	2011	2010	March 31, 2011
Financing activities:
Proceeds from increase in bank overdrafts	751	602	39,138
Proceeds from stock issued for cash	200,723	--	365,523
Proceeds from other loans	(182,085)	(694)	(183,394)
Loan from majority stockholder	(354)	(269)	(16,971)
Loan from equity-accounted investee	646,366	(28,686)	646,366
Loans from key management personnel	(1,942,076)	(15,655)	(2,160,843)

Net cash used in financing activities	(1,276,675)	(44,702)	(1,310,181)

Increase in cash and cash equivalents	38,268	4,482	75,073

Effects of exchange rate changes on the balance of cash held in foreign currencies	(13,894)	252	(27,027)

Cash and cash equivalents, beginning of period	23,672	28,604	--

Cash and cash equivalents, end of period	$48,046	$33,338	$48,046
Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of management and consulting fees	$1,920,000	$--	$1,921,900
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$--	$300
Non-cash compensation expense	$--	$--	$6,000

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

NOTE 2 – BASIS OF PRESENTATION

The financial information included herein for the three-month periods ended March 31, 2011 and 2010 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2010 is derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared under the historical cost basis.

The principal accounting policies are set out below, these policies have been consistently applied to all the years presented, unless otherwise stated.

In June 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The ASC did not create any new GAAP standards but incorporated existing accounting and reporting standards into a topical structure with a new referencing system to identify authoritative accounting standards, replaced the prior references.

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

Share-Based Payments.

On January 1, 2006, the Company adopted ASC 718, “Stock Compensation,” using the modified prospective method.  ASC 718 requires the measurement and recognition of compensation expense for all share-based payment awards granted to its employees and directors, including employee stock options, restricted stock and stock purchases based on the estimated fair value of the award on the grant date.  Upon the adoption of ASC 718, the Company maintained its method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with ASC 718.

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

Accounts Receivable.

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered bad debt recoveries.  As of March 31, 2011, the Company has experienced no bad debt write offs from operations.

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

Impairment of Long-Lived Assets.

The Company evaluates its long-lived assets and certain identified intangible assets for impairment in accordance with ASC 360, “Property, Plant and Equipment.”  Long-lived assets, such as property, plant and equipment and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset, generally determined by reference to the discounted future cash flows. Assets held for sale that meet certain criteria are measured at the lower of their carrying amount or fair value less cost to sell.

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

Government Grants.

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

Income Taxes.

Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.”  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled.  Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

NOTE 3 – LIST OF SIGNIFICANT SUBSIDIARIES

Name of Company	Principal Activity	Location	Proportion of Ownership Interest and Voting Power Held at March 31, 2011

Impact Active Team Ltd.	Consulting	Israel	100%
TPDS Ltd.	Medical	Israel	94%
Meizam Arad Investments Ltd.	Financing	Israel	92%
Meizam – Advanced Enterprise
Center Arad Ltd.	Industrial Incubator	Israel	72%

NOTE 4 – ACCOUNTS RECEIVABLE

	March 31, 2011	December 31, 2010
	(Unaudited)

Trade accounts receivable	$368	$7,888
Advances to suppliers	91,196	100,821
Institutions	35,461	29,545
Other accounts receivable from the
Office of the Chief Scientist (“OCS”)	230,725	98,128

	$357,750	$236,382

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Furniture	Vehicles	Total

Balance as of December 31, 2010	$14,066	$20,435	$12,976	$47,477

Capital expenditure	--	290	--	290
Depreciation	(803)	(510)	(1,432)	(2,745)
Effect of foreign currency
exchange differences	275	399	253	927

Balance as of March 31, 2011 (unaudited)	$13,538	$20,614	$11,797	$45,949

NOTE 6 – INVESTMENT IN EQUITY-ACCOUNTED INVESTEE

Investments in Gaia Med Ltd. (“Equity-Accounted Investee”) consists of the following:

Investment in Equity-Accounted Investee at December 31, 2010	$--

Acquisitions	646,366

Investment in Equity-Accounted Investee at March 31, 2011 (unaudited)	$646,366

Total carrying amount of investments in and loans to the Equity-Accounted Investee is summarized as follows:

	March 31, 2011	December 31, 2010
	Ownership	Ownership
Equity-Accounted Investee	38%	0

NOTE 7 – OTHER ASSETS

Other assets consist of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Other loans	$44,630	$43,775

Loans with related parties:
Key management personnel	194,371	--
Related companies	528,066	50,066

	$797,067	$93,841

The above loans are unsecured, bear interest at 4% per annum, and have no set terms of repayment.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2011	December 31, 2010
	(Unaudited)

Trade payables	$571,361	$606,133
Institutions	52,260	44,942
Accrued liabilities	96,003	13,246
Deferred revenue:
Arising from government grants (1)	34,447	33,787
Arising from unearned revenues	226,470	222,132
Refundable deposits	--	284,889

	$980,541	$1,205,129

(1)  Deferred revenue arose as a result of the Group's receipt of an advanced payment from the OCS. The revenue will be offset against operating expenses of the Group's incubator Meizam Arad in 2011.

NOTE 9 – LONG-TERM DEBT

	March 31, 2011	December 31, 2010
	(Unaudited)

Key management personnel	$43,528	$1,701,233
Pangea Investments GmbH	80,537	80,891
Related companies	714,680	47,275
Other loans	112,810	37,802

	$951,555	$1,867,201

The above debt is unsecured, interest free and has no set terms of repayment.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock.

(a)  On June 11, 2006, the Company entered into a share-based technology purchase agreement by issuing 4,500,000 restricted shares of common stock at $0.001 per share for the purchase of intellectual property, patent rights and related technical information for a pulmonary drug delivery system owned by Pangea Investments GmbH, the majority stockholder of the Company.

(b)  On June 11, 2006, the Company entered into a share-based purchase agreement by issuing 2,500,000 restricted shares of common stock at $0.001 per share for the purchase of all the common stock of Impact Active Team Ltd, a Company owned by Pangea Investments GmbH.

(c)  On July 19, 2006, the Company issued 200,000 restricted shares of common stock at $0.75 per share to 1568934 Ontario Limited for consideration of $150,000.  Each share was accompanied by a 12 month warrant to acquire five shares of common stock at the price of the Company’s initial public offering as determined on the first day trading; however, no warrants were realized.

(d)  On July 29, 2006, the Company issued 770,000 restricted shares of common stock at $0.01 per share to a total of 56 investors for consideration of $7,700.

(e)  On January 5, 2011, the Company entered into a Regulation S Stock Purchase Agreements with the two directors of the Company.  Under these agreements, the directors purchased from the Company a total of 8,000,000 restricted shares of common stock at $0.001) per share for a total consideration of $8,000.  These shares were actually issued on or about March 1, 2011.

(f)  On January 14, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited, an affiliate of the Company (“Purchaser”).  Under this agreement, the purchaser purchased from the Company 266,667 restricted shares of common stock at $0.75 per share for a total consideration of $200,000.  These shares were issued on or about January 14, 2011.

In connection with this agreement, the Company issued to the Purchaser an option, dated January 14, 2011, to purchase 1,000,000 restricted shares of the Company’s common stock.  This option is exercisable for a period of 24 months from the date of filing by the Company of a Form 211 with the Financial Industry Regulatory Authority (“FINRA”) at an exercise price that is equal to the public offering price of the common stock in a future Form S-1 registration statement of the Company.

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

NOTE 11 – PROVISION FOR TAXES

At March 31, 2011, the Company had net operating loss carry forwards of $2,812,106 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely.  Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the nine months ended March 31, 2011 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(55,294)
Valuation allowance	55,294

Total	$--

If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of net operating loss carry forwards that may be utilized by the Company.

NOTE 12 – BUSINESS COMBINATIONS

Subsidiary Acquired.

Meizam Arad Investments Ltd. is an Israeli Company established on February 9, 2011 and situated in the State of Israel in the city of Arad.  On February 9, 2011, the Company acquired 99.9% of the voting equity interests of Meizam Investments.

Meizam Arad Investments was established to meet the Israeli Ministry of Industry, Trade, and Labor’s (MOITL) requirement to operate the Group’s industrial incubator, Meizam Arad, as a management service provider only and arrange the financing through a separate entity; as it is structured in other technology incubators within Israel.

No goodwill arose from the acquisition of Meizam Arad Investments.

Consideration Transferred.

The Company acquired its majority ownership in Meizam Arad Investments on the purchase of 2,360,723 ordinary shares for approximately U.S. $203,604.

Goodwill on Acquisition.

Consideration transferred	$203,604
Add: Non-controlling interest	546
Add: Previously held equity interest in Meizam Arad Investments	0
Less: Fair value of identifiable net assets acquired	(204,150)

Goodwill arising on acquisition	$0

Asset Acquired and Liabilities Recognized at Date of Acquisition.

Meizam Arad Investments

Non-current assets	$204,150

Net assets acquired	$204,150

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

The following entities have been identified as related parties:

Pangea Investments GmbH	Affiliate stockholder of Andain, Inc.
1568934 Ontario Limited	Affiliate stockholder of Andain, Inc.
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, majority-owned subsidiary
Meizam Arad Investments	Israeli, majority-owned subsidiary
Sam Elimelech	Director of Andain, Inc.
Gai Mar-Chaim	Director of Andain, Inc.
P.O.C. Hi Tech Ltd.	Israeli company with common director
Gaia Med Ltd.	Israeli, Equity-Accounted Investee

The following transactions were carried out with related parties:

	March 31, 2011	December 31, 2010
	(Unaudited)
	$	$
Income statements:
Directors’ remuneration	60,000	480,000

Balance sheets:
Loan – related companies	528,066	50,066
Loan – Pangea Investments GmbH	(80,537)	(80,891)
Loans – key management personnel	150,843	(1,701,233)
Loan – related company	(714,680)	(47,275)

NOTE 15 – SUBSEQUENT EVENTS

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

Results of Operations.

(a)           Total Revenue.

The Company had total revenue of $111,571 for the three months ended March 31, 2011 compared to $44,189 for the three months ended March 31, 2010, an increase of $67,382 or approximately 152%.  This increase in net revenue was the result of an increase in government grants received by the Company’s majority owned subsidiaries, TPDS and Meizam Arad, during the three months ended March 31, 2011.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $266,810 for the three months ended March 31, 2011 compared to $126,678 for the three months ended March 31, 2010, an increase of $140,132 or approximately 111%.  The increase in general and administrative costs was due to consulting fees incurred by Meizam Arad.

(c)           Research and Development Expenses.

The Company had research and development expenses of $0 for the three months ended March 31, 2011 compared to $23,679 for the three months ended March 31, 2010.  This decrease in research and development was due to no research and development being performed by the Company’s subsidiary TPDS during the three months ended March 31, 2011.

(d)           Net Loss.

The Company had a net loss of $129,325 for the three months ended March 31, 2011 compared to $114,691 for the three months ended March 31, 2010, an increase of $14,634 or approximately 13%.  The increase in net loss is the result of the factors mentioned above, but is mainly due to an increase in consulting fees incurred by the Company’s industrial incubator, Meizam Arad.

Operating Activities.

The net cash provided by operating activities was $2,162,322 for the three months ended March 31, 2011 compared to $50,932 for the three months ended March 31, 2010, an increase of $2,111,390.  This increase is attributed to many changes from period to period, but mainly due to shares issued in the acquisition of Gaia Med Ltd., an equity-accounted investee, now part of the industrial incubator project, and due to the issuance of shares to settle accrued remuneration from 2006 owing to key management personnel.

Investing Activities.

Net cash used in investing activities was $847,379 for the three months ended March 31, 2011 compared to $1,748 for the three months ended March 31, 2010, an increase of $845,631.  This increase resulted from acquisition of Gaia Med and also the acquisition of Meizam Arad Investments Ltd., an Israeli subsidiary to deal with financing the industrial incubator program.

Liquidity and Capital Resources.

As of March 31, 2011, the Company had total current assets of $405,796 and total current liabilities of $980,541 resulting in a working capital deficit of $574,745.  The cash and cash equivalents balance as of March 31, 2011 totaled $48,046.

The net cash used in financing activities was $1,276,675 for the three months ended March 31, 2011, primarily as a result of repayment of accrued compensation to key management personnel.  The net cash provided by financing activities was $44,702 for the three months ended March 31, 2010, resulting in an increase of net cash used in financing activities of $1,231,973.  Overall, cash and cash equivalents for the three months ended March 31, 2011 increased by $24,374.

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

On January 14, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited, an Ontario limited partnership (“Purchaser”).  Under this agreement, the Purchaser purchased from the Company 266,667 restricted shares of common stock at $0.75 per share for a total consideration of $200,000.  The Purchaser is an affiliate of the Company.  These shares were issued on or about January 14, 2011.

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

(b)           Impairment Long-Lived Assets.

The Company evaluates its long-lived assets and certain identified intangible assets for impairment in accordance with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable utilizing an undiscounted cash flow analysis.  The Company did not recognize any other impairment on its long-lived assets during the periods presented.

(c)           Share-Based Compensation.

On January 1, 2006, the Company adopted ASC 718, “Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payments to its employees and directors, including employee stock options, restricted stock and stock purchases based on the estimated fair value of the award on the grant date.  Upon the adoption of ASC 718, the Company maintained its method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with ASC 718.

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

Forward Looking Statements.

Information in this Form 10-Q contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  When used in this Form 10-Q, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2011 that were not reported in a previously filed Form 8-K.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended March 31, 2011.

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

Andain, Inc.

Dated: May 23, 2011	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

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

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-K filed on April 15, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).