Form 10-Q
period 2011-06-30
ANDAIN, INC.
filed 2011-08-22
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Yes ☐   No ☒

As of June 30, 2011, the Company had 18,386,667 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I –	FINANCIAL INFORMATION			PAGE
	ITEM	1.	FINANCIAL STATEMENTS
			CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011(UNAUDITED) AND DECEMBER 31, 2010	3
			CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010, AND FOR THE PERIOD OF INCEPTION THROUGH JUNE 30, 2011	5
			CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010, AND FOR THE PERIOD OF INCEPTION THROUGH JUNE 30, 2011	7
			NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	9
	ITEM	2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
	ITEM	3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
	ITEM	4.	CONTROLS AND PROCEDURES	28
PART II –	OTHER INFORMATION
	ITEM	1.	LEGAL PROCEEDINGS	29
	ITEM	1A.	RISK FACTORS	30
	ITEM	2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
	ITEM	3.	DEFAULTS UPON SENIOR SECURITIES	30
	ITEM	4.	(REMOVED AND RESERVED)	30
	ITEM	5.	OTHER INFORMATION	30
	ITEM	6.	EXHIBITS	30
SIGNATURE				30

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$44,144	$23,672
Accounts receivable	355,149	236,382
Total current assets	399,293	260,054

Property, plant and equipment	45,722	47,477
Investment in equity-accounted investee	649,698	--
Other assets	719,403	93,841

Total assets	$1,814,116	$401,372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$851,934	$1,205,129
Total current liabilities	851,934	1,205,129

Long-term liabilities:
Long-term debt	1,076,516	1,867,201
Bank overdrafts	40,041	38,387

Total liabilities	1,968,491	3,110,717

Non-controlling interest	(190,367)	(186,441)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	June 30, 2011 (Unaudited)	December 31, 2010
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 18,386,667 shares issued and outstanding at June 30, 2011 and 9,980,000 at December 31, 2010	18,387	9,980
Additional paid-in capital	3,028,627	156,730
Share-based reserves	6,300	6,300
Accumulated deficit during development stage	(2,988,651)	(2,682,781)
Accumulated other comprehensive loss	(28,671)	(13,133)
Total Andain stockholders’ deficit	35,992	(2,522,904)

Total stockholders’ deficit	(154,375)	(2,709,345)

Total liabilities and stockholders’ deficit	$1,814,116	$401,372

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Month Ended June 30,		Period of Inception (July 23, 2004) through June 30,
	2011	2010	2011	2010	2011
Revenue:
Government grants	$37,861	$20,081	141,993	64,270	511,693
Consulting income	--	--	7,439	--	379,757

Total revenue	37,861	20,081	149,432	64,270	891,450

Operating expenses:
Depreciation	(1,163)	(1,985)	(3,908)	(4,150)	(32,154)
General and administrative	(187,193)	(120,076)	(454,003)	(246,754)	(3,385,410)
Impairment of goodwill	--	-	-	-	(146,760)
Research and development	--	(68,128)	-	(91,807)	(397,991)

Total operating expenses	(188,356)	(190,189)	(457,911)	(342,711)	(3,962,315)

Loss from operations:	(150,495)	(170,108)	(308,479)	(278,441)	(3,070,865)

Interest income	--	--	-	--	32,735
Interest expense	(3,874)	--	(3,874)	--	(8,608)
Share of loss of equity-accounted investee	(9,160)	--	(9,160)	--	(9,160)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three Months Ended June 30,		Six Month Ended June 30,		Period of Inception (July 23, 2004) through June 30,
	2011	2010	2011	2010	2011
Net loss	(163,529)	(170,108)	(321,513)	(278,441)	(3,055,898)

Add: Net loss/(profit) attributable to the non-controlling interest	(13,016)	14,894	15,643	8,536

Net loss and deficit accumulated during development stage attributable to Andain	$(176,545)	$(155,214)	$(305,870)	$(269,905)	$(2,988,651)

Loss per share - basic:
Net loss attributable to Andain	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average common shares outstanding	18,345,129	9,980,000	18,025,930	9,980,000

Loss per share – diluted:
Net loss attributable to Andain	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding	24,345,129	15,398,000	24,025,930	15,398,000

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,		Period of Inception (July 23, 2004) through June 30,
	2011	2010	2011
Operating Activities
Net loss attributable to Andain, Inc.	$(321,513)	$(278,441)	$(3,055,898)
Income charges (credits) not effecting cash:
Depreciation	3,908	4,150	32,154
Amortized goodwill	--	--	322,977
Minority interest	11,717	(155)	14,012
Shares issued for professional services	--	--	1,910
Non-cash compensation expense	--	--	6,000
Equity-settled share-based payments	--	--	300
Loss from equity-accounted investee	9,160	--	9,160
Effect of movements in foreign exchange rates on non-cash items	(1,863)	675	(8,219)
Changes in operating assets and liabilities:
Accounts payable	(353,195)	113,697	846,957
Accounts receivable	(118,767)	(54,656)	(354,803)
Accrued compensation	180,000	240,000	2,100,000
Accrued expenses - stockholder	--	--	37,508
Accrued consulting fees - stockholder	--	--	60,000

Net cash provided by (used in) operating activities	(590,553)	25,270	12,058

Investing Activities
Purchase of equipment	(290)	(8,401)	(70,838)
Acquisition of subsidiary	--	--	(461,752)
Acquisition of interest in equity-accounted investee	--	(316)	--

Net cash used in investing activities	(290)	(8,717)	(532,590)

Financing Activities
Proceeds from increase in bank overdrafts	1,654	(932)	40,041
Proceeds from stock issued for cash	305,723	--	470,523

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

	Six Months Ended June 30,		Period of Inception (July 23, 2004) through June 30,
	2011	2010	2011
Proceeds from other loans	351,572	1,072	350,263
Loan from majority stockholder	(710)	413	(17,327)
Loan from equity-accounted investee	--	(20,414)	--
Loans from key management personnel	(31,386)	(26,707)	(250,153)

Net cash provided by (used in) financing activities	626,853	(46,568)	593,347

Increase (decrease) in cash and cash equivalents	36,010	(30,015)	72,815

Effects of exchange rate changes on the balance of cash held in foreign currencies	(15,538)	6,856	(28,671)

Cash and cash equivalents, beginning of period	23,672	28,604	--

Cash and cash equivalents, end of period	$44,144	$5,445	$44,144

Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of consulting fees	$1,920,000	$--	$1,921,910
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$--	$300
Non-cash compensation expense	$--	$--	$6,000

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

NOTE 2 – BASIS OF PRESENTATION

The financial information included herein for the three and six month periods ended June 30, 2011 and 2010 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2010 is derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable.

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered bad debt recoveries.  As of June 30, 2011, the Company has experienced no bad debt write offs from operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE

	June 30, 2011	December 31, 2010
	(Unaudited)

Trade accounts receivable	$2,981	$7,888
Advances to suppliers	24,273	100,821
Institutions	19,505	29,545
Other accounts receivable from the Office of the Chief Scientist (“OCS”)	308,390	98,128

	$355,149	$236,382

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Furniture	Vehicles	Total

Balance as of December 31, 2010	$14,066	$20,435	$12,976	$47,477

Capital expenditure	--	290	--	290
Depreciation	(900)	(1,023)	(1,985)	(3,908)
Effect of foreign currency exchange differences	552	802	509	1,863

Balance as of June 30, 2011 (unaudited)	$13,718	$20,504	$11,500	$45,722

NOTE 5 – INVESTMENT IN EQUITY-ACCOUNTED INVESTEE

Investments in Gaia Med Ltd. (“Equity-Accounted Investee”) consists of the following:

Investment in Equity-Accounted Investee at December 31, 2010	$--

Acquisitions	646,366
Share in losses	(9,160)
Foreign currency exchange differences	12,492

Investment in Equity-Accounted Investee at June 30, 2011 (unaudited)	$649,698

	June 30, 2011	December 31, 2010
	Ownership	Ownership

Equity-Accounted Investee	38%	0%

NOTE 6 – OTHER ASSETS

Other assets consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Other loans	$45,492	$43,775

Loans with related parties:
Key management personnel	158,652	--
Related companies	515,259	50,066

	$719,403	$93,841

The above loans are unsecured, bear interest at 4% per annum, and have no set terms of repayment.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2011	December 31, 2010
	(Unaudited)

Trade payables	$109,339	$606,133
Institutions	50,975	44,942
Accrued liabilities	523,354	13,246
Deferred revenue:
Arising from government grants (1)	35,112	33,787
Arising from unearned revenues	133,154	222,132
Refundable deposits	--	284,889

	$851,934	$1,205,129

(1)  Deferred revenue arose as a result of the Group's receipt of an advanced payment from the OCS. The revenue will be offset against operating expenses of the Group's incubator Meizam Arad in 2011.

NOTE 8 – LONG-TERM DEBT

	June 30, 2011	December 31, 2010
	(Unaudited)

Key management personnel	$88,499	$1,701,233
Pangea Investments GmbH	80,181	80,891
Related companies	721,284	47,275
Other loans	186,552	37,802

	$1,076,516	$1,867,201

The above debt is unsecured, interest free and has no set terms of repayment.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

(g)  On May 24, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited, an affiliate of the Company (“Purchaser”).  Under this agreement, the Purchaser purchased from the Company 140,000 restricted shares of common stock at $0.75 per share for a total consideration of $105,000.  These shares were issued on or about June 14, 2011.

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

NOTE 10 – PROVISION FOR TAXES

At June 30, 2011, the Company had net operating loss carry forwards of $2,988,651 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely.  Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the six months ended June 30, 2011 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(112,529)
Valuation allowance	112,529

Total	$--

If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of net operating loss carry forwards that may be utilized by the Company.

NOTE 11 – BUSINESS COMBINATIONS

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

NOTE 12 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

NOTE 13 – RELATED PARTY TRANSATIONS

Balances and transactions between the Company and its subsidiaries, which are related parties of the Company, have been eliminated on consolidation and are not disclosed in this note.  Details of transactions between the group and other related parties are disclosed below.

The following entities have been identified as related parties:

Pangea Investments GmbH	Affiliate stockholder of Andain, Inc.
1568934 Ontario Limited	Affiliate stockholder of Andain, Inc.
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, majority-owned subsidiary
Meizam Arad Investments Ltd.	Israeli, majority-owned subsidiary
Sam Elimelech	Director of Andain, Inc.
Gai Mar-Chaim	Director of Andain, Inc.
P.O.C. Hi Tech Ltd.	Israeli company with common director
Gaia Med Ltd.	Israeli,Equity-Accounted Investee

The following transactions were carried out with related parties:

	June 30, 2011	December 31, 2010
	(Unaudited)
	$	$
Income statements:
Directors’ remuneration	180,000	480,000

Balance sheets:
Investment in Equity-Accounted Investee	649,698	--
Loan – related companies	515,259	50,066
Loan – Pangea Investments GmbH	(80,181)	(80,891)
Loans – key management personnel	70,153	(1,701,233)
Loan – related company	(721,284)	(47,275)

NOTE 14 – RECENT ACCOUNTING STANDARDS

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts.  An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. In future research and development transactions, we will analyze the impact and, when the milestones are substantive, we will recognize them according to ASU 2010-17.  Accordingly, the adoption of the provisions of ASU 2010-17 did not have any effect on our financial position, results of operations or cash flows.

NOTE 15 – SUBSEQUENT EVENTS

On July 29, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited, an Ontario limited partnership (“Purchaser”).  Under this agreement, the Purchaser purchased from the Company 66,666 restricted shares of common stock at $0.75 per share for a total consideration of $50,000.  The Purchaser is an affiliate of the Company.

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

Results of Operations.

(a)           Total Revenue.

The Company had total revenue of $37,861 for the three months ended June 30, 2011 compared to $20,081 for the three months ended June 30, 2010, an increase $17,780 or approximately 88%.

The Company had total revenue of $149,432 for the six months ended June 30, 2011 compared to $64,270 for the six months ended June 30, 2010, an increase of $85,162 or approximately 132%.

These increases in revenue were the result of additional government grants received by the Company’s industrial incubator, Meizam - Advanced Enterprise Center Arad Ltd., which was acquired on October 1, 2010.

The Company has had total revenue of $891,450 for the period of inception (June 23, 2004) through June 30, 2011.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $187,193 for the three months ended June 30, 2011 compared to $120,076 for the three months ended June 30, 2010, an increase of $67,117 or approximately 56%.

The Company had general and administrative expenses of $454,003 for the six months ended June 30, 2011 compared to $246,754 for the six months ended June 30, 2010, an increase of $207,249 or approximately 84%.

These increases in general and administrative expenses were due to the acquisition on the October 1, 2010 of Meizam - Advanced Enterprise Center Arad Ltd. and the acquisition of Meizam Investments Ltd. on February 9, 2011.  The Company has had general and administrative expenses of $3,385,410 for the period of inception (June 23, 2004) through June 30, 2011.

(c)           Research and Development Expenses.

The Company had research and development expenses of $0 for the three months ended June 30, 2011 compared to $68,128 for the three months ended June 30, 2010.  The Company had research and development expenses of $0 for the six months ended June 30, 2011 compared to $91,807 for the six months ended June 30, 2010.  These decreases in research and development were due to no research and development being performed by the Company’s subsidiary TPDS during the six months ended June 30, 2011.  The Company has had research and development expenses of $397,991 for the period of inception (June 23, 2004) through June 30, 2011.

 (d)           Net Loss.

The Company had a net loss of $176,545 for the three months ended June 30, 2011 compared to $155,214 for the three months ended June 30, 2010, an increase of $21,331 or approximately 14%.  The increase in net loss is the result of the factors mentioned above, but is mainly due to an increase in consulting fees incurred by the Company’s industrial incubator, Meizam Arad.

The Company had a net loss of $305,870 for the six months ended June 30, 2011 compared to $269,905 for the six months ended June 30, 2010, an increase of $35,965 or approximately 13%.  The increase in net loss is the result of the factors mentioned above, but is mainly due to an increase in consulting fees incurred by the Company’s industrial incubator, Meizam Arad.  The Company has had a net loss of $2,988,651 for the period of inception (June 23, 2004) through June 30, 2011.

Operating Activities.

Net cash used in operating activities was $590,553 for the six months ended June 30, 2011 compared to net cash provided by operating activities of $25,270 for the six months ended June 30, 2010, an increase of $615,823.  This increase is attributed to mainly to the settlement of accounts payable and an increase in grants receivable from the Office of the Chief Scientist.  The net cash provided by operating activities was $12,058 for the period of inception (June 23, 2004) through June 30, 2011.

Investing Activities.

Net cash used in investing activities was $290 for the six months ended June 30, 2011 compared to $8,717 for the three months ended June 30, 2010, a decrease of $8,427 or approximately 97%.  This decrease resulted from fewer purchases of equipment during the period.  The net cash used in investing activities was $532,590 for the period of inception (June 23, 2004) through June 30, 2011.

Liquidity and Capital Resources.

As of June 30, 2011, the Company had total current assets of $399,293 and total current liabilities of $851,934 resulting in a working capital deficit of $452,641.  The cash and cash equivalents balance as of June 30, 2011 totaled $44,144.

The net cash provided by financing activities was $626,853 for the six months ended June 30, 2011, primarily as a result of proceeds from stock issued for cash and an increase in other loans.  The net cash used in financing activities was $46,568 for the six months ended June 30, 2010, resulting in an increase of $673,421.  Overall, cash and cash equivalents for the six months ended June 30, 2011 increased by $20,472.  The net cash provided by financing activities was $593,347 for the period of inception (June 23, 2004) through June 30, 2011.

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

On May 24, 2011, the Company entered into a Regulation S Stock Purchase Agreement with the Purchaser.  Under this agreement, the Purchaser purchased from the Company 140,000 restricted shares of common stock at $0.75 per share for a total consideration of $105,000.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2011 that were not reported in a previously filed Form 8-K.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended June 30, 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

Subsequent Event.

On July 29, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited, an Ontario limited partnership (“Purchaser”).  Under this agreement, the Purchaser purchased from the Company 66,666 restricted shares of common stock at $0.75 per share for a total consideration of $50,000.  The Purchaser is an affiliate of the Company.

ITEM 6.  EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andain, Inc.

Dated: August 21, 2011	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

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

10.20	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated May 24, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on July 19, 2011).

10.21	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 29, 2011 (incorporated by reference to the Form 8-K filed on August 16, 2011).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

21	Subsidiaries of the Company (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).