Form 10-Q/A
period 2011-06-30
ANDAIN, INC.
filed 2011-08-30
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☒    No ☐.

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

Yes ☐    No ☒.

As of June 30, 2011, the Company had 18,386,667 shares of common stock issued and outstanding.

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the periods ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 22, 2011, is being filed solely for the purposes of furnishing Interactive Data File disclosure as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  This Exhibit was not previously filed.

Other than as expressly set forth above, this Form 10-Q/A does not, and does not purport to, amend, update or restate the information in any other item of this Form 10-Q, or reflect any events that have occurred after this Form 10-Q was originally filed.

ITEM 6.  EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andain, Inc.

Dated: August 26, 2011	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

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

10.20	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated May 24, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on July 19, 2011).

10.21	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 29, 2011 (incorporated by reference to the Form 8-K filed on August 16, 2011).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-Q filed on August 22, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (incorporated by reference to Exhibit 31.1 of the Form 10-Q filed on August 22, 2011).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (incorporated by reference to Exhibit 31.2 of the Form 10-Q filed on August 22, 2011).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (incorporated by reference to Exhibit 32 of the Form 10-Q filed on August 22, 2011).

101	Interactive Data File (formatted in XBRL) (filed herewith).