Form 10-Q
period 2011-09-30
ANDAIN, INC.
filed 2011-11-21
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUAN TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-51216

ANDAIN, INC.
(Exact Name of Company as Specified in its Charter)

Nevada	20-2066406
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

400 South Beverly Drive, Suite 312, Beverly Hills, California	90212
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number:  (310) 286-1777

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

Yes ☒    No ☐

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

Yes ☐  No ☒

As of September 30, 2011, the Company had 19,443,334 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,840	$23,672
Accounts receivable	425,946	236,382
Total current assets	435,786	260,054

Property, plant and equipment	44,782	47,477
Investment in equity-accounted investee	292,181	--
Other assets	685,137	93,841

Total assets	$1,457,886	$401,372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$768,247	$1,205,129
Total current liabilities	768,247	1,205,129

Long-term liabilities:
Long-term debt	320,452	1,867,201
Bank overdrafts	11	38,387

Total liabilities	1,088,710	3,110,717

Non-controlling interest	(138,491)	(186,441)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	September 30, 2011 (Unaudited)	December 31, 2010
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 19,443,334 shares issued and outstanding at September 30, 2011 and 9,980,000 at December 31, 2010	19,444	9,980
Additional paid-in capital	3,907,981	156,730
Share-based reserves	6,300	6,300
Accumulated deficit during development stage	(3,405,662)	(2,682,781)
Accumulated other comprehensive loss	(20,396)	(13,133)
Total Andain stockholders’ deficit	507,667	(2,522,904)

Total stockholders’ deficit	369,176	(2,709,345)

Total liabilities and stockholders’ deficit	$1,457,886	$401,372

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period of Inception (July 23, 2004) through September 30,
	2011	2010	2011	2010	2011
Revenue:
Government grants	$279,298	$--	$421,291	$--	$790,991
Consulting income	(7,439)	--	--	64,065	372,318

Total revenue	271,859	--	421,291	64,065	1,163,309

Operating expenses:
Depreciation	(1,920)	(2,432)	(5,828)	(6,582)	(34,074)
General and administrative	(309,127)	(121,146)	(763,130)	(367,695)	(3,694,537)
Impairment of goodwill	--	--	--	--	(146,760)
Research and development	(220,388)	(32,614)	(220,388)	(124,421)	(618,379)

Total operating expenses	(531,435)	(156,192)	(989,346)	(498,698)	(4,493,750)

Loss from operations	(259,576)	(156,192)	(568,055)	(434,633)	(3,330,441)

Interest income	19,952	--	19,952	--	52,687
Interest expense	(18,675)	--	(22,549)	--	(27,283)
Share of loss of equity-accounted investee	(106,836)	--	(115,996)	--	(115,996)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period of Inception (July 23, 2004) through September 30,
	2011	2010	2011	2010	2011

Net loss	(365,135)	(156,192)	(686,648)	(434,633)	(3,421,033)

Add: Net loss/(profit) attributable to the non-controlling interest	(51,876)	10,475	(36,233)	19,011	15,371

Net loss and deficit accumulated during development stage attributable to Andain	$(417,011)	$(145,717)	$(722,881)	$(415,622)	$(3,405,662)

Loss per share - basic:
Net loss attributable to Andain	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Weighted average common shares outstanding	19,012,899	9,980,000	18,358,535	9,980,000

Loss per share – diluted:
Net loss attributable to Andain	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Weighted average common shares outstanding	19,012,899	15,980,000	18,358,535	15,980,000

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,		Period of Inception (July 23, 2004) through September 30,
	2011	2010	2011
Operating Activities:
Net loss	$(686,648)	$(434,633)	$(3,421,033)
Income charges (credits) not effecting cash:
Depreciation	5,828	6,582	34,074
Amortized goodwill	--	--	322,977
Minority interest	--	180	2,295
Shares issued for professional services	447,500	--	449,410
Non-cash compensation expense	--	--	6,000
Equity-settled share-based payments	--	--	300
Loss from equity-accounted investee	115,996	--	115,996
Effect of movements in foreign exchange rates on non-cash items	(2,181)	(785)	(8,537)
Changes in operating assets and liabilities:
Accounts payable	(426,882)	150,068	773,270
Accounts receivable	(174,564)	(63,901)	(410,600)
Accrued compensation	270,000	360,000	2,190,000
Accrued expenses - stockholder	--	--	37,508
Accrued consulting fees - stockholder	--	--	60,000

Net cash provided by (used in) operating activities	(450,951)	17,511	151,660

Investing Activities:
Purchase of equipment	(952)	(8,883)	(71,500)
Acquisition of subsidiary	--	--	(461,752)
Acquisition of interest in equity- accounted investee	--	(480)	--

Net cash used in investing activities	(952)	(9,363)	(533,252)

Financing Activities:
Proceeds from increase in bank overdrafts	(38,376)	1,083	11
Proceeds from stock issued for cash	355,000	--	519,800

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

	Nine Months Ended September 30,		Period of Inception (July 23, 2004) through September 30,
	2011	2010	2011

Proceeds from other loans	92,777	(1,247)	91,468
Loan from majority stockholder	797	(482)	(15,820)
Loan from equity-accounted investee	11,717	4,920	11,717
Loans from key management personnel	23,419	(33,052)	(195,348)

Net cash provided by (used in) financing activities	445,334	(28,778)	411,828

Increase (decrease) in cash and cash equivalents	(6,569)	(20,630)	30,236

Effects of exchange rate changes on the balance of cash held in foreign currencies	(7,263)	4,505	(20,396)

Cash and cash equivalents, beginning of period	23,672	28,604	--

Cash and cash equivalents, end of period	$9,840	$12,479	$9,840

Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of legal fees and various other services	$830,000	$--	$830,000
Issuance of common stock for payment of services of transfer agent	$10,000	$--	$10,000
Issuance of common stock for payment rental expense	$60,000	$--	$60,000
Issuance of common stock for payment of consulting fees	$1,920,000	$--	$1,921,910
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$--	$300
Non-cash compensation expense	$--	$--	$6,000

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

NOTE 2 – BASIS OF PRESENTATION

The financial information included herein for the three and nine month periods ended September 30, 2011 and 2010 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2010 is derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Going Concern.

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Group has secured government grants through an agreement between the group's operating subsidiary Meizam Arad Ltd and Israel’s Ministry of Industry, Trade and Labor, through its operation of an industrial incubator in Israel; however this funding is not sufficient to cover the operating costs of the Group. The Company will therefore engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of business revenue is secured.  The Company will offer non-cash consideration as a means of financing its operations.  If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities, through business alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Accounts Receivable.

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered bad debt recoveries.  As of September 30, 2011, the Company has experienced no bad debt write offs from operations.

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

Income Taxes.

Income taxes are accounted for in accordance with ASC 740, “Income Taxes.”  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled.  Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

NOTE 3 – ACCOUNTS RECEIVABLE

	September 30, 2011	December 31, 2010
	(Unaudited)
Trade accounts receivable	$14,178	$7,888
Advances to suppliers	19,399	100,821
Institutions	9,695	29,545
Other accounts receivable from the
Office of the Chief Scientist (“OCS”)	382,674	98,128

	$425,946	$236,382

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Furniture	Vehicles	Total

Balance as of December 31, 2010	$14,066	$20,435	$12,976	$47,477

Capital expenditure	--	952	--	952
Depreciation	(1,582)	(2,299)	(1,947)	(5,828)
Effect of foreign currency exchange differences	646	939	596	2,181

Balance as of September 30, 2011	$13,130	$20,027	$11,625	$44,782

NOTE 5 – INVESTMENT IN EQUITY-ACCOUNTED INVESTEE

Investments in Gaia Med Ltd. (“Equity-Accounted Investee”) consists of the following:

Investment in Equity-Accounted Investee at December 31, 2010	$--

Acquisitions	468,507
Share in losses	(115,966)
Foreign currency exchange differences	(60,360)

Investment in Equity-Accounted Investee at September 30, 2011 (unaudited)	$292,181

	September 30, 2011	December 31, 2010
	Ownership	Ownership

Equity-Accounted Investee	38%	0%

NOTE 6 – OTHER ASSETS

Other assets consist of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Other loans	$556,714	$43,775

Loans with related parties:
Key management personnel	58,967	--
Related companies	69,456	50,066

	$685,137	$93,841

The above loans are unsecured, bear interest at 4% per annum, and have no set terms of repayment.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2011	December 31, 2010
	(Unaudited)

Trade payables	$210,647	$606,133
Institutions	40,079	44,942
Accrued liabilities	395,021	13,246
Deferred revenue:
Arising from government grants (1)	--	33,787
Arising from unearned revenues	122,500	222,132
Refundable deposits	--	284,889

	$768,247	$1,205,129

(1)  Deferred revenue arose as a result of the Group's receipt of an advanced payment from the OCS. The revenue will be offset against operating expenses of the Group's incubator Meizam Arad in 2011.

NOTE 8 – LONG-TERM DEBT

	September 30, 2011	December 31, 2010
	(Unaudited)

Key management personnel	$133,619	$1,701,233
Pangea Investments GmbH	81,688	80,891
Related companies	77,160	47,275
Other loans	27,985	37,802

	$320,452	$1,867,201

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

(h) On July 29, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited, an affiliate of the Company (“Purchaser”).  Under this agreement, the purchaser purchased from the Company 66,667 restricted shares of common stock at $0.75 per share for a total consideration of $50,000.  These shares were issued on or about August 8, 2011.

(i)  On August 1, 2011, the Company issued 830,000 free trading shares of common stock registered under a Form S-8 registration statement for various professional services to the Company.

(j)  On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited located in Beverly Hills, California.  This office space is approximately 2,000 square feet; the Company pays 5,000 shares of restricted common stock each month for rent, electricity, telephones, and other expenses of the office.  The Company is under a month-to-month lease of these offices.  On August 8, 2011, the Company issued 60,000 restricted shares of common stock under this arrangement as rent for the 2011 calendar year.

(k) On August 8, 2011, the Company issued 100,000 restricted shares of common stock to the Company’s transfer agent, Globex Transfer, LLC, for professional services.

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

NOTE 10 – PROVISION FOR TAXES

At September 30, 2011, the Company had net operating loss carry forwards of $3,405,662 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely.  Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the six months ended September 30, 2011 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(240,327)
Valuation allowance	240,327

Total	$--

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

Meizam Arad Investments was established to meet the Israeli Ministry of Industry, Trade, and Labor’s (“MOITL”) requirement to operate the Group’s industrial incubator, Meizam Arad, as a management service provider only and arrange the financing through a separate entity; as it is structured in other technology incubators within Israel.

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

The following entities have been identified as related parties:

Pangea Investments GmbH	Affiliate stockholder of Andain, Inc.
1568934 Ontario Limited	Affiliate stockholder of Andain, Inc.
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, majority-owned subsidiary
Meizam Arad Investments Ltd.	Israeli, majority-owned subsidiary
Sam Elimelech	Director of Andain, Inc.
Gai Mar-Chaim	Director of Andain, Inc.
P.O.C. Hi Tech Ltd.	Israeli company with common director
Gaia Med Ltd.	Israeli, Equity-Accounted Investee

The following transactions were carried out with related parties:

	September 30, 2011	December 31, 2010
	(Unaudited)
	$	$
Income statements:
Directors’ remuneration	270,000	480,000

Balance sheets:
Investment in Equity-Accounted Investee	292,181	--
Loan – related companies	69,456	50,066
Loan – Pangea Investments GmbH	(81,688)	(80,891)
Loans – key management personnel	(74,652)	(1,701,233)
Loan – related company	(77,160)	(47,275)

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

NOTE 15 – STOCK BASED COMPENSATION

The Company’s 2011 Stock and Option Plan, dated July 26, 2011, is intended to allow designated directors, officers, employees, and certain non-employees, including consultants to receive certain options to purchase the Company’s common stock and to receive grants of common stock.  This plan covers up to 2,000,000 shares of common stock.  These shares were registered under a Form S-8 registration statement filed with the Securities and Exchange Commission on July 26, 2011.

On January 15, 2011, the Company adopted an Employee Stock Option Plan that is intended to is to attract and retain key employees of the Company) and its subsidiaries by the grant of options and stock appreciation rights. This plan covers up to 3,000,000 shares of common stock. On January 20, 2011, the Company granted stock options under this plan covering a total of 1,980,000 restricted shares of common stock to the two directors of the Company (990,000 each).  These options vest at the rate of 330,000 per year for each director over a period of three years.  The options granted are not exercisable until January 1 of the following year.  They are exercisable at fair market value, as defined under this plan.

NOTE 16 – SUBSEQUENT EVENTS

The Company has instituted a claim of NIS 11,000,000 against the City of Arad situated in Israel in respect of an award by the Government for operating an industrial incubator project that becomes due in 2011. The directors are of the opinion that the results of recent negotiations with the government and the Group’s legal advisors have given reasonable indications that this claim is probable to be met in full in the near future.

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

Overview.

(a)           General Discussion.

The Company commercializes novel technologies in the biotechnology and medical fields; The Company's flag products include miniature disposable insulin pump, stem cell therapy for muscular injuries and organ-targeted nano-particles for drug delivery via inhalation.

The Company also operates an in-house technological and industrial incubator, supported by the Company's industrial partners and government funding.  Through its incubator program, the Company is constantly screening promising new technologies to commercialize. The Company's focus is on patented technologies that can be commercialized within a period of 12-24 months and, preferably, provide life saving attributes.

The Company is currently operating nine business units:

•             Product-based business units:

•             Miniature Insulin Pump (Gaia Med Ltd.)

•             Stem Cell Therapy (OrCell Ltd.)

•             Targeted Drug Delivery Nano-particles (TPDS Ltd.)

•             Ultasonic Catheter for Brain Cancer Therapy (Sonenco Ltd.)

•             Peptide Booster for Anti-wrinkle Cosmeceuticals (NBCT Ltd.)

•             FOREX Expert System (Corrsight Ltd.)

Service-based business units:

•             Management Consulting & Business Development (Impact Active Team Ltd.)

•             Industrial & Technological Incubator (Meizam – Advance Enterprise Center Arad Ltd.)

•             Financing Services (Meizam Arad Investments Ltd.)

(b)           Operations.

1.            Miniature Disposable Insulin Pump.

On June 2, 2010, the Company, through its subsidiaries Meizam – Advanced Enterprise Center Ltd. (“Meizam Arad”) and Meizam Arad Investments Ltd. (“Meizam Investments”), entered into an initial share purchase agreement with Gaia Med Ltd.  As a consideration for the investment, Gaia Med issued to the Company 33% of its total issued and outstanding shares in fully diluted basis.  The Company will receive research and development grants for Gaia Med from the Israeli Ministry of Industry, Trade, and Labor’s (“MOITL”).

On July 1 2010, the Company, through Meizam Arad and Meizam Investments, entered to definitive share purchase agreement with Gaia Med. As a consideration for the investment and MOITL grants Gaia Med issued to Arad Investments 33% of its total issued and outstanding shares on a fully diluted basis.

On March 31, 2011 the Company transferred all rights commitments, assets and holdings of Gaia Med from Meizam Arad  to Meizam Investments.

On March 31, 2011 Gaia Med Ltd issued 600,000 shares to Meizam  Investments according to the Industrial Incubator Agreement, where Meizam Investments acquired 33% of Gaia Med shares for 2.25 million New Israeli Shekels (“NIS”) (App. $650,000).

The technology and product developed by Gaia Med is based on innovative, patent-pending design:

•             The pump is miniature in size: 25 grams, 49x7 mm making it almost unnoticeable.

•           It is attached to body by an adhesive patch making it very comfortable to wear and no tubing is required like in conventional pumps.

•             The pump is fully disposable and suitable for Type-I diabetics as well as Type-II.

•             Its low cost offers an affordable replacement to the insulin pen injector.

•             The pump provides a real-time alert for occlusions and leakages.

The Company addresses two market segments:

•
Type-I diabetics, who are usually eligible for reimbursement of insulin pump expenditure from health insurers and, therefore, many of them use insulin pump. The Company's miniature product may offer more comfortable and unnoticeable product for this market segment.

•
Type-II diabetics, who comprise of the majority of diabetic patients, but usually are not eligible for health insurance reimbursement for insulin pump and, therefore, usually use other injection products, e.g. insulin pen injector, which are eligible for reimbursement. Diabetic doctors usually agree that insulin pump offers clinically superior therapy. The Company's low cost product may offer an affordable yet superior product for this market segment.

The Company has completed the development and lab tests of the Diamond pump, which has a disposable part and a reusable part, and met the medical and marketing requirement for treating diabetes type-I and type II.

The Company concluded initial production batch of the Diamond pump for pre-clinical and clinical studies as required by the regulation. The initial pre-clinical results showed promising results enabling our engineers further miniaturizing the pump and dramatically reducing the production cost to a fully disposable, very low cost and very reliable patch size pump.

As a result, the Company is modifying the pre-clinical and clinical trials, as well the related applications. In addition, the Company is preparing a new patent application to secure the newly developed technology. In the following months, the Company will repeat part of the pre-clinical trials to comply with our new design and production batch.

2.            Nano-particles for Drug Delivery via Inhalation.

On August 14, 2006, the Company established TPDS Ltd., an Israeli corporation, as a subsidiary responsible for further development of the acquired technology.  TPDS has developed organ-targeted drug delivery nano-particles with timely drug release capacity.  TPDS is located at the Science Park in Rehovot, Israel

On March 31, 2011 the Company transferred all rights commitments assets and holdings of TPDS from Meizam Arad to Meizam Investments.

On March 31, 2011 TPDS issued 9,367,350 shares to the Company to compensate for the over issuance to Dr. Leonid Luria as of the signed agreement with Dr. Luria dated May 16, 2006. In addition TPDS issued 3,876,192 shares to Meizam Investments according to the Industrial Incubator Agreement, where Meizam Investments acquired 25% of TPDS shares for 2.25 million NIS (around $650,000).

TPDS Lipid-based nano-particles can deliver almost any drug with extremely high load capability. The nano-particles target only the specific designated organ with hardly any residual drug existence in other internal organs.

The nano-particles release the drug in the target organ in a well-timed and controlled manner. Such controlled release enables lower drug dosage while reducing toxicity and harm.

TPDS nano-particles encapsulate the drug molecules until the release-triggering mechanism releases the drug. As soon the drug is released, the nano particles dissolve to their natural ingredients and are absorbed by the surrounding tissue.

Our primary application is COPD (Chronic obstructive pulmonary disease), which affects over 16 million patients in the USA alone. The initial target application is VAP (Ventilator-Associated Pneumonia), where patients are commonly treated in intensive care units and suffer high mortality rate, and the Company may offer life saving therapy.

TPDS nano-particle can also carry a cocktail of drugs, handling persistent bacteria with anti-inflammatory agents, to prevent lung spasm and airway obstruction, in conjunction with the appropriate drugs. The formulation developed handles the bacteria that flourish in the lungs, causing inflammation and edema, and eventually lung collapse with devastating effects.

The Company completed the initial development and is preparing batch production for pre-clinical trials.

3.            Stem Cell Therapy for Muscular Injuries.

On November 16, 2010, the Company’s subsidiary Meizam Investments signed an initial share purchasing agreement with OrCell Ltd. to acquire 33% of OrCell shares for 1.5 million NIS (around $400,000).  The Company financed pre-clinical trial with outstanding results. OrCell Ltd. has developed an innovative stem cell technology for healing and rehabilitating of severally damaged muscle tissue and initiating strong myogenetic regeneration in injuries such as myocardial infarction (MI), pressure ulcers, and regenerative diseases of muscle.

This innovative technology is based on precise control of stem cell transformation directed solely toward myogenic cells. This unique process allows myogenic cells working as a network (similar to the cells of skeletal and heart muscle tissue) suitable for transplantation use.

For human treatment, OrCell Myogenic cells are isolated from adipose (fat) or bone marrow tissue. This procedure prevents the formation of spontaneously differentiated stem cells that may potentially form tissues such as bone tissue, cartilage, etc. along with blocking tumorgenecity that may develop in muscular tissue undergoing healing after transplantation.

Apart from this technology, a protocol is currently being developed that allows safe and efficient mass-production direction of human stem cells into myogenic cells for human transplantation and human tissue engineering. The protocol currently shows promising safe human therapy without side effects and is integrated into the injured tissue without body rejection or suppressive immunological medical treatment.

The Company has completed successful animal studies with extremely positive results.

4.            Ultrasonic Catheter for Brain Cancer Therapy.

On April 10, 2011, Meizam Arad entered into a share purchase agreement with Sonenco Ltd.  As a consideration for this investment, Sonenco issued to Meizam Arad 55% of its total issued and outstanding shares on a fully diluted basis, and, in addition, 5% of its total issued and outstanding shares on a fully diluted basis to Meizam Arad.  The Company will receive research and development grants for Sonenco.

On March 31, 2011 the Company transferred all rights commitments, assets and holdings of Sonenco Ltd. from Meizam Arad to Meizam Investments.

Sonenco's patent is comprehensive, conclusive and contains 50 claims on the technology, device, applications and specific drugs. The Company’s patent attorneys have conducted a comprehensive patent research to ensure that no other patents for similar applications exist. All patent rights solely belong to Sonenco.

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

Sonenco’s solution to drug delivery introduces the following advantages:

•               Inimal invasive short procedure (few minutes only).

•             Ability to cover big drug dispersion volume.

•             Continuous drug exposure at the targeted site.

•              Sufficient energy-for maximum efficient dispersion is much below medical energy levels restrictions.

•              Precise dispersion profile to meet medical demands derived from fine-tuning and adjustment flexibility of all effecting parameters.

The estimated brain cancer market potential for Sonenco’s pioneering drug delivery catheter exceeds $400 million per year in the major Western economies.

Sonenco has completed animal studies that show an outstanding dispersion performance, with no damage to the healthy brain tissue and the animal subject.

5.            Peptide Booster for Anti-wrinkle Cosmetics.

On October 16, 2010, the Company's subsidiary Meizam Investments signed an initial share purchasing agreement with NBCT to acquire 35% of NBCT shares for 1.5 million NIS (around $400,000).

NBCT has developed an intra-dermal nano-technology enhancing skin penetration of collagen generating peptides in cosmetic anti-wrinkle products, and is preparing for clinical trials to be conducted in 2012.

NBCT lipid-based nano-particles deliver peptides to the dermis, and provide:

•          Efficient transport of peptides through the epidermis without physical or chemical changes in the skin barrier properties for other materials.

•             Effective protection of peptides from degradation by skin enzymes.

•          Controlled release of the peptides at the dermis.

•          The penetration mechanism does not alter the skin properties.

•          Particles pass through the epidermis to the dermis, form an active-agent payload deposit in the dermis that act to prevent any amino acids attacking the payload.

•          Particles have a controlled release mechanism for the active agent payload deposit directly to the dermis.

6.            FOREX Expert System.

On November 15, 2010, Meizam Arad entered into a share purchase agreement with Corrsight Ltd.  As a consideration for this investment, Corrsight will issue to Meizam Arad 25% of its total issued and outstanding shares on a fully diluted basis. The Company will receive research and development grants for Corrsight.

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

Retail financial trading markets are experiencing in recent years a huge growth of activity, with annual volume over 100 trillion shares and broker revenues over $20 billion.  This has created a significant change in the customer mix of brokers - from a relatively small number of large-volume professionals to a large “long tail” of small, inexperienced customers with low trading activity.  The brokers, struggling with differentiation and scalability issues, have not found to date any effective way to handle these lower-tier customers, and as a result are facing severe attrition challenges and are far from maximizing their revenue potential.

“Trading Ace” is aimed at providing brokers a set of tools to automatically analyze and act upon the customer activity and engage with their customers in a way that will increase their trading activity and improve retention. Corrsight will focus initially on the foreign exchange (FOREX) and securities day trading segments, but later plans to enhance its product to support other market segments such as commodities and CFDs.  Corrsight will operate as a web-based service bureau, offering its service to brokers in a revenue-share business model.

Corrsight has completed the development of its product, and is in process of launching it with its first customer, the brokerage house Go Forex.  The trial started in August 2011, with first revenues scheduled for March 2012.  Corrsight is already engaged with a second customer that plans to launch this program in June 2012.   Corrsight expects substantial revenues by the end of 2012, reaching breakeven in the first half of 2013.

To achieve these goals, Corrsight has assembled an experienced team of professionals led by Hudi Zack, formerly division president in Amdocs, CEO at Disksites and COO in Metalink, who has over 20 years of experience in leading business-oriented multi-disciplinary groups of various sizes.  Along with Nir Yaffe, formerly CEO of Finotec, and founder of FX-Alphatrade, who is a seasoned expert in financial trading.  And Haim Zelikovsky, formerly vice president in Amdocs and Comverse and CEO of Cellglide, who has vast experience in product strategy and marketing.  And finally Eli Gur, formerly VP R&D in Exxana and Edge NW, who was responsible for numerous successful cycles of product design, development and implementation.

7.            Management Consulting.

On July 3, 2006, the Company entered into a Share Purchase Agreement with Pangea Investments GmbH, a major stockholder. Under this agreement, the Company purchased from Pangea all of the outstanding common stock of Impact Active Team Ltd. (“Impact”), an Israeli corporation.  In return for acquiring these shares, the Company paid to Pangea 2,500,000 restricted shares of common stock.

Impact is a management consulting firm specializing in strategic planning and management services: Active management, strategic business planning, market research, planning and management, sales management, financial planning, strategic alliances investor and public relations.  The main benefits that Impact provides to the Company are consulting assignments that may present new business opportunities in the medical and biotech fields, and the capability to evaluate these opportunities.

8.            Technological and Industrial Incubator.

Meizam Arad is the Company’s business unit, which operates an industrial incubator program under the guidance and with the support of the Office of the Chief Scientist of MOITL.  The industrial incubator program is aimed at young companies with proven technologies or prototypes that are on the verge of commercialization and industrialization.

Meizam Arad was established by the Company on October 25, 2006 in the City of Arad, which is located in the south east of Israel, overlooking Massada and the Dead Sea.  Meizam Arad was established as a joint venture between the Company and the City of Arad, and the local industries, which are strategic partners at the industrial incubator program.  Currently, the Company holds 74% of Meizam Arad’s equity, and Arad and the local industries hold the remaining 26%.

On July 27, 2008, MOITL announced Meizam Arad as the winner of the national tender for a three-year license to operate an industrial incubator program supported with government funding.  The license entitles Meizam Arad to an annual management fee of NIS 1 million (about $280,000). In addition, each project (company) within the incubator program is entitled to an annual research and development grant of up to NIS 500,000 (about $140,000) per year for up to three years (i.e. a total of NIS 1,500,000 - about $420,000).  Each project’s funding is subject to the initial approval of the National Industrial Incubator Committee (“NIIC”) and the final approval of MOITL.  In January 2011, MOITL issued an updated regulation extending technology-oriented incubator licenses to six years.  Meizam Arad does not intend to apply to MOITL for such an extension.

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

Meizam Arad operates as a second stage technological/industrial incubator providing to its member companies the vast industrial infrastructure of its industrial partners, as well as government funds and a top-of-the-line management team

Meizam Arad, along with Meizam Investments, has operated since 2008 through partial acquisitions of young promising companies in the biotech and medical field and the relocation of their operations to Meizam Arad’s central facility in the city of Arad.  Currently, Meizam Arad screens and selects projects and companies according to their fitness to the local industries in the City of Arad.  These industries support the relocated companies operations, providing manufacturing and engineering services that significantly accelerate the companies’ time-to-market.  In addition, until on-going sales are established, these industries provide the services to the companies in exchange for Meizam Arad common stock instead of cash, at a price of $1.00 per share or at a higher price as will be established in a private placement.

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

The shareholder industries support the approved, and relocated, companies’ operations, providing manufacturing and engineering services that significantly accelerate the companies’ time-to-market.  In addition, until on-going sales of the member companies are established, these industries provide the services to the member companies in exchange for Meizam Arad’s common stock instead of cash, at a price of $1.00 per share, or at a higher price as will be established in a private placement.  Those provided services are priced at the fair value and are registered as investments in the member companies. For each invested dollar, MOITL funds the portfolio company with an additional two dollars. Therefore, in exchange Meizam Investments receives shares from the member companies for the full investment, which includes the MOITL funds.  As a result of leverage through the use of MOITL funds, it is projected that Meizam investments’ equity will grow twice as fast as any direct investment in Meizam Investments.

The shareholder industries support the approved, and relocated, companies’ operations, providing manufacturing and engineering services that significantly accelerate the companies’ time-to-market.  In addition, until on-going sales of the member companies are established, these industries provide the services to the member companies in exchange for Meizam Arad’s common stock instead of cash, at a price of $1.00 per share, or at a higher price as will be established in a private placement.  Those provided services are priced at the fair value and are registered as investments in the member companies. For each invested dollar, MOITL funds the portfolio company with an additional two dollars. Therefore, in exchange Meizam Investments receives shares from the member companies for the full investment, which includes the MOITL funds.  As a result of leverage through the use of MOITL funds, it is projected that Meizam investments’ equity will grow twice as fast as any direct investment in Meizam Investments.

Meizam Arad provides a highly skilled management team comprised of Impact Active Team personnel and supported by TPDS Ltd.’s personnel, and experts from the local industries.

9.   Financing Services.

Meizam Investments was established by the Company on February 9, 2011 as a business unit that provides all the required financing to the Company's business units that operate under the industrial incubator program.

Meizam Investments was established to meet MOITL’s requirement to operate Meizam Arad as a management service provider only, and separate the holding and financing of the incubator through a different entity, as structured at other technology incubators in Israel.

On January 31, 2011, the Company provided financing of $200,723 to the Industrial Incubator Program through Meizam Investments.  This financing was provided to Meizam Investments in an equity transaction, and Meizam Investment provided this financing to Meizam Arad in an equity transaction.

On June 3, 2011, the Company provided financing of $104,970 to the Industrial Incubator Program through Meizam Investments.  This financing was provided to Meizam Investments in an equity transaction, and Meizam Investment provided this financing to Meizam Arad in a loan transaction.

Results of Operations.

(a)           Total Revenue.

The Company had total revenue of $271,859 for the three months ended September 30, 2011 compared to $0 for the three months ended September 30, 2010.  The Company had total revenue of $421,291 for the nine months ended September 30, 2011 compared to $64,065 for the nine months ended September 30, 2010, an increase of $357,226 or approximately 558%.

These increases in revenue were the result of additional government grants received by the Company’s industrial incubator, Meizam - Advanced Enterprise Center Arad Ltd., which was acquired on October 1, 2010.

The Company had total revenue of $1,163,309 for the period of inception (June 23, 2004) through September 30, 2011.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $309,127 for the three months ended September 30, 2011 compared to $121,146 for the three months ended September 30, 2010, an increase of $187,981 or approximately 155%.

The Company had general and administrative expenses of $763,130 for the nine months ended September 30, 2011 compared to $367,695 for the nine months ended September 30, 2010, an increase of $395,435 or approximately 107%.

These increases in general and administrative expenses were due to the acquisition on the October 1, 2010 of Meizam - Advanced Enterprise Center Arad Ltd. and the acquisition of Meizam Investments Ltd. on February 9, 2011.  The Company had general and administrative expenses of $3,694,537 for the period of inception (June 23, 2004) through September 30, 2011.

(c)           Research and Development Expenses.

The Company had research and development expenses of $220,388 for the three months ended September 30, 2011 compared to $32,614 for the three months ended September 30, 2010, an increase of $187,774 or approximately 576%.  The Company had research and development expenses of $220,388 for the nine months ended September 30, 2011 compared to $124,421 for the nine months ended September 30, 2010.  These increases in research and development were due to additional research and development being performed by the Company’s subsidiary TPDS during the three months ended September 30, 2011.  The Company had research and development expenses of $618,379 for the period of inception (June 23, 2004) through September 30, 2011.

 (d)          Net Loss.

The Company had a net loss of $417,011 for the three months ended September 30, 2011 compared to $145,717 for the three months ended September 30, 2010, an increase of $271,294 or approximately 186%.  The increase in net loss is the result of the factors mentioned above, but is mainly due to an increase in consulting fees incurred by the Company’s industrial incubator, Meizam Arad.

The Company had a net loss of $722,881 for the nine months ended September 30, 2011 compared to $415,622 for the nine months ended September 30, 2010, an increase of $307,259 or approximately 74%.  The increase in net loss is the result of the factors mentioned above, but is mainly due to an increase in consulting fees incurred by the Company’s industrial incubator, Meizam Arad.  The Company had a net loss of $3,405,662 for the period of inception (June 23, 2004) through September 30, 2011.

Operating Activities.

Net cash used in operating activities was $450,951 for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $17,511 for the nine months ended September 30, 2010, an increase of $468,462.  This increase is attributed to mainly to the settlement of accounts payable and an increase in grants receivable from the Office of the Chief Scientist.  The net cash provided by operating activities was $151,660 for the period of inception (June 23, 2004) through September 30, 2011.

Investing Activities.

Net cash used in investing activities was $952 for the nine months ended September 30, 2011 compared to $9,363 for the nine months ended September 30, 2010, a decrease of $8,411 or approximately 90%.  This decrease resulted from fewer purchases of equipment during the period.  The net cash used in investing activities was $533,252 for the period of inception (June 23, 2004) through September 30, 2011.

Liquidity and Capital Resources.

As of September 30, 2011, the Company had total current assets of $435,786 and total current liabilities of $768,247 resulting in a working capital deficit of $332,761.  The cash and cash equivalents balance as of September 30, 2011 totaled $9,840.

The net cash provided by financing activities was $445,334 for the nine months ended September 30, 2011, primarily as a result of proceeds from stock issued for cash.  The net cash used in financing activities was $28,778 for the nine months ended September 30, 2010, resulting in an increase of $474,112.  Overall, cash and cash equivalents for the nine months ended September 30, 2011 decreased by $13,832.  The net cash provided by financing activities was $411,828 for the period of inception (June 23, 2004) through September 30, 2011.

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

On July 29, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited, an affiliate of the Company (“Purchaser”).  Under this agreement, the purchaser purchased from the Company 66,667 restricted shares of common stock at $0.75 per share for a total consideration of $50,000.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2011 that were not reported in a previously filed Form 8-K, except the following:

(a)  On September 15, 2011 the Company issued 100,000 restricted shares of common stock to its transfer agent, Globex Transfer, LLC for services to be performed for the Company valued at $10,000 ($0.10 per share).

(b)  On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited located in Beverly Hills, California.  This office space is approximately 2,000 square feet; the Company pays 5,000 shares of restricted common stock each month for rent, electricity, telephones, and other expenses of the office.  The Company is under a month-to-month lease of these offices.  On August 8, 2011, the Company issued 60,000 restricted shares of common stock under this arrangement as rent for the 2011 calendar year.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended September 30, 2011.

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

Andain, Inc.

Dated: November 18, 2011	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

4.1	Option issued to 1568934 Ontario Limited by the Company, dated January 14, 2011 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on March 29, 2011).

4.2	Employee Stock Option Plan, dated January 15, 2011 (filed herewith).

4.3	Stock Option Grant to Sam Elimelech, dated January 20, 2011 (filed herewith).

4.4	Stock Option Grant to Gai Mar-Chaim, dated January 20, 2011 (filed herewith).

4.5	2011 Stock and Option Plan, dated July 26, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on July 26, 2011).

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

10.12	Employment Agreement between the Company and Sam Elimelech, dated January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 29, 2011).

10.13	Employment Agreement between the Company and Gai Mar-Chaim, dated January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on March 29, 2011).

10.14	Regulation S Stock Purchase Agreement between the Company and Sam Elimelech, dated January 5, 2011 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on March 29, 2011).

10.15	Regulation S Stock Purchase Agreement between the Company and Gai Mar-Chaim, dated January 5, 2011 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on March 29, 2011).

10.16	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated January 14, 2011 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on March 29, 2011).

10.17	Stock Purchase Agreement between the Company and Meizam Arad Investments Ltd., dated January 31, 2011 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on March 29, 2011).

10.18
Stock Purchase Agreement between Meizam – Advanced Enterprise Center Arad Ltd and Meizam Arad Investments Ltd., dated January 31, 2011 (incorporated by reference to Exhibit 10.8 of the Form 8-K filed on March 29, 2011).

10.19	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated May 24, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on July 19, 2011).

10.20	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 29, 2011 (incorporated by reference to the Form 8-K filed on August 16, 2011).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-Q filed on August 22, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).