Form 10-K
period 2011-12-31
ANDAIN, INC.
filed 2012-04-16
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Yes ☒    No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act:

Yes ☐    No ☒.

The aggregate market value of the voting stock held by non-affiliates of the Company as of February 28, 2012: $189,300.  As of February 28, 2012, the Company had 22,034,242 shares of common stock issued and outstanding.

PART I.

ITEM 1.	BUSINESS.

Business Development.

Andain Inc., a Nevada corporation (“Company”), was incorporated on July 23, 2004.  The address for the Company is: 400 South Beverly Drive, Suite 312, Beverly Hills, California 90212, its telephone number is: (310) 286-1777.  The Company commercializes novel technologies in the biotechnology and medical fields.  The Company’s products include miniature disposable insulin pump, stem cell therapy for muscular injuries and organ-targeted nano-particles for drug delivery via inhalation.

The Company also operates an in-house technological and industrial incubator, supported by the its industrial associates and government funding.  Through its incubator program, the Company is constantly screening promising new technologies to commercialize. The Company’s focus is on patented technologies that can be commercialized within a period of 12-24 months and, preferably, provide life saving attributes.

Business of the Company.

The Company is currently operating eight business units:

Product-based business units:

•	Miniature insulin pump (Gaia Med Ltd.)

•	Targeted drug delivery nano-particles (TPDS Ltd.)

•	Stem cell therapy (OrCell Ltd.)

•	Ultasonic catheter for brain cancer therapy (Sonenco Ltd.)

•	Peptide booster for anti-wrinkle cosmeceuticals (NBCT Ltd.)

Service-based business units:

•	Management consulting and business development (Impact Active Team Ltd.)

•	Industrial and technological incubator (Meizam – Advance Enterprise Center Arad Ltd.)

•	Financing services (Meizam Arad Investments Ltd.)

1.	Miniature Disposable Insulin Pump.

On July 1, 2010, the Company, through its subsidiaries Meizam – Advanced Enterprise Center Ltd., an Israel corporation (“Meizam Arad”), and Meizam Arad Investments Ltd. an Israel corporation (“Meizam Investments”), entered into an initial share purchase agreement with Gaia Med Ltd., an Israel corporation (“Gaia Med”).  On March 31, 2011 Gaia Med issued 600,000 shares to Meizam Investments according to the Industrial Incubator Agreement, where Meizam Investments acquired 33% of Gaia Med shares for 2.25 million New Israeli Shekels (“NIS”) (App. $650,000).  The Company will receive research and development grants for Gaia Med from the Israeli Ministry of Industry, Trade, and Labor’s (“MOITL”).

On March 31, 2011 the Company transferred all rights commitments, assets and holdings of Gaia Med from Meizam Arad to Meizam Investments.

On September 30, 2011, Gaia Med adjusted the share distribution to match unissued vested shares.  After the adjustment, the Company holds 42.6% of its total issued and outstanding shares.

On December 28, 2011, Gaia Med bought back 27% of its share capital from some of its private shareholders.  As a result, the Company increased its holding in Gaia Med to 57.6%.

The Company’s insulin pump product line is based on miniaturizing technologies implemented in our insulin pumps.  The Company has developed two types of miniature pumps: semi-disposable, and fully disposable.  These insulin pumps address two market segments:

•
Type-I diabetics, who are usually eligible for reimbursement of insulin pump expenditure from health insurers and, therefore, many of them use insulin pump.  The Company's miniature product may offer more comfortable and unnoticeable product for this market segment.

•
Type-II diabetics, who comprise of the majority of diabetic patients, but usually are not eligible for health insurance reimbursement for insulin pump and, therefore, usually use other injection products, e.g. insulin pen injector, which are eligible for reimbursement. Diabetic doctors usually agree that insulin pump offers clinically superior therapy.  The Company’s low cost product may offer an affordable yet superior product for this market segment.

(a)	Fully-Disposable Nano-Pump.

On February 1, 2011 the Company initiated an aggressive development program to develop a miniature band-aid patch-size waterproof fully disposable insulin pump suitable for Diabetics type I and type II.  The Company’s miniature insulin pump's low cost offers an affordable replacement for the pen-injections used by diabetic type II patients, with superior clinical performance.

The nano-pump is based on an innovative, design:

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

The development and in-vitro test of the nano-pump were successfully completed, and meets the medical and marketing requirement for diabetic type I type II at the planed manufacturing cost.

(b)	Semi-Disposable Nano-Pump.

The Company has completed the development, lab and in-vitro tests of the Diamond semi-disposable miniature pump, which has a disposable part and a reusable sophisticated multi-function part, and met the medical and marketing requirement for treating diabetes type-I and type II. The Diamond semi-disposable miniature pump meets all medical regulatory requirements, and provides low-cost solution for diabetics type I and type II patients.

The Company has concluded the initial production batch of the semi-disposable Diamond pump for pre-clinical and clinical studies as required by regulations. The initial pre-clinical results showed promising results enabling the Company’s engineers further miniaturizing the pump and dramatically reducing the production to a, very low cost and very reliable patch size pump.

As a result, the Company is modifying the pre-clinical and clinical trials, as well the related regulatory applications to meet the new design of the fully disposable and semi-disposable pumps.  In addition, the Company is preparing a new patent application to secure the newly developed fully disposable technology.

(c)	Current Status.

The Company is currently putting significant efforts in design for manufacturing and regulatory affairs of the fully disposable miniature pump in order to enable us completing the clinical tests before end of 2012.  As a result, the Company is modifying the pre-clinical and clinical trials as well the related applications.  The Company is currently completing the new patent application, which is separate from the semi-disposable pump patents and intellectual properties, in order to secure the newly developed technology.

The development and in-vitro tests of the Diamond semi-disposable pump were successfully completed and meet the medical and marketing requirements for diabetic type-I and type-II patients.  The Company now intends further miniaturizing the pump and reducing its production cost.

(d)	12 month Operational Plan.

Pre-clinical – As of the new design of the fully disposable pump we intend to repeat some of the safety pre-clinical tests on a large animal. Although it is not required by the regulations, the Company has decided to add a second test of the treatment efficacy.  The Company assumes positive results that will provide a significant business advantage.  The Company has built a model of a diabetic 100-kilogram pig, and tested the diabetic model.  Currently, the Company is planning to run 8 – 12 weeks treatment of 3 diabetic pigs.  The animals will be monitored for glucose levels and other parameters for the test period.

Animal test and Ethical Committee applications – The Company submits the animal tests request and ethical committee request form to the Israeli authorities for the animal and human trials. This requires some additional regulatory work and submission fees.

Production – The Company’s design for production enables it to commence pump production for the pre-clinical and clinical trials. The production of the fully disposable pump will take place at a GMP production facility certified for the same regulation and quality assurance as the commercial product.

Clinical trials – The Company’s our scheduled clinical trials will take place at the Diabetics Clinic of Soroka Medical Center.  This clinic serves all of southern Israel with over 1,200 beds.  The  clinical trials are designed to support 3 groups of 200 patients per group, compared to the general population of diabetics type-II using conventional insulin pen injection:

Type I diabetics – Pumps personally programmed for type I diabetics. The individual in the group is controlled by Soroka Hospital Diabetic Clinic.

Type II Diabetics – Pumps personally programmed for type II diabetics. The individual in the group is controlled by Soroka Hospital Diabetic Clinic.

Type II diabetics – Pumps have general basal programming to be used as the reference group

Type II diabetics – Patients use the conventional pen injection as a control group.

(e)	The Market for Insulin Pumps.

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

According to the National Center for Chronic Disease Prevention and Health Promotion (CDC), in 2010 there were 18.8 million people diagnosed with diabetes in the U.S., of which 1.9 million were newly diagnosed in 2010; 26% of them were treated in insulin.  The estimated direct cost of diabetes in the U.S. is over $170 billion annually.  In order to constrain spiraling healthcare costs and limit the progression of full-blown type 2 diabetes and its complications among an aging and increasingly obese population, the development of more affordable and effective diabetes management (self-testing and treatment) products has become a top priority not only in the U.S., but worldwide.

In Type-1 diabetes, the body fails to produce insulin as a result of an autoimmune response in which the immune system does not recognize its own islet cells and destroys them. This type of diabetes generally occurs in people under the age of 40 and is most commonly acquired during childhood. Type 1 diabetes is treated by insulin injections and diet.

Type-2 diabetes is the most common form of diabetes (90-95% of diabetes patients). It presents as high blood glucose levels despite an initial abundance of the hormone insulin. The cells of the body ignore the insulin and do not allow glucose to enter the body’s cells. This insulin resistance leads to high levels of glucose in the bloodstream, and eventually to beta-cell failure, where the beta cells of the pancreas are no longer able to release insulin in response to high blood glucose levels. Patients may require insulin for control of hyperglycaemia, if this is not achieved with diet alone or with oral hypoglycaemic agents.

Lifelong dependence on insulin delivery forces the patient to manually inject insulin with every meal and to constantly monitor their glucose levels using syringes, pens or needle less injectors. The Diabetes Control and Complications Trial (DCCT) demonstrated that intensive insulin therapy – multiple (three or more) daily injections (i.e. shots with syringe or insulin pen) of insulin (MDI) or insulin pump therapy – keeps blood sugar levels in a normal versus elevated (hyperglycemia) range, and slows the progression of diabetic retinopathy, nephropathy, and neuropathy in Type 1 diabetics, at the expense of increased severe hypoglycemia (low blood sugar from too much insulin or too little glucose in the blood). The incidence of severe hypoglycemia in the trial, defined as treatment requiring assistance, was approximately three times higher in the intensive therapy group, and included altered consciousness, episodes of coma/seizure, and hospital/emergency room visits.

(f)	Insulin Pumps.

Diabetes management products market, insulin injection devices and insulin pumps, insulin therapies and oral and injectable diabetes drugs—has become one of the largest medical device markets in the U.S. totalling more than $20 billion in 2008. As the population of diabetics continues to increase, the market is expected to continue to grow at a double-digit rate over the next five years, reaching nearly $28 billion by 2013.

The insulin pump market is sizeable and rapidly growing.  Global markets sales are estimated to be over $1 billion annually with a 12% compound annual growth rate.

However, insulin pumps are comparatively expensive, with the average price of $3,500-$5,000 at the U.S. market.  The disposable infusion sets are $15-20 each (replaceable every 3 days); while insulin reservoirs cost $5 each.  As a result, most diabetes patients still do not use insulin pumps as the replacement of the inferior injection administration.  Pumps are used by less than 3% of the potential insulin-injecting patients, and nearly all by Type-1 diabetes patients almost none are used for Type 2 diabetics.

Insulin pumps provide an alternative to daily injections and provide some Type 1 diabetics better control of their diabetes and a more flexible lifestyle. The standard insulin pump is about the size of a pager and is worn outside the body. The pump is programmed to deliver insulin continuously (basal rate) and in specific increments (bolus) when needed usually before a meal. Insulin pump users fill up a new insulin cartridge, which is placed inside the pump, every three to seven days (depending on cartridge size patient body mass and daily insulin usage).

An infusion set of thin, flexible plastic tube with sub-dermal injection needle is attached to the pump and delivers the insulin from the pump to the patient. The infusion sets are inserted just beneath the skin, and need to be changed, on average, every three days. The infusion set tubing is uncomfortable and is susceptible for disconnections due to the physical patient movements and various obstacles.

The insulin pump provides superior diabetes treatment with enhanced glycaemic control and reduces the risk of hypoglycaemic events that dramatically improves a patient’s quality of life. According to the American Diabetes Association, some advantages of using an insulin pump instead of insulin injections are:

Eliminates individual insulin injections

•	Delivers insulin more accurately than injections

•	Improves A1C

•	Fewer large swings in blood glucose levels

•	Easier diabetes management

•	Allows to be flexible about when and what to eat

•	Improves quality of life

•	Reduces severe low blood glucose episodes

•	Eliminates unpredictable effects of intermediate- or long-acting insulin

•	Allows to exercise without having to eat large amounts of carbohydrate

(g)	Competition.

Medtronic’s MiniMed division (acquired in August 2001) is the insulin pump market leader (Paradigm pump) in the US, while Roche’s Disetronic division (acquired in May 2003) is the market leader outside of the US. Until 2000, the U.S. insulin pump and disposables market was dominated by MiniMed and Disetronic. Animas began shipping its first generation R1000 insulin pump in July 2000, launched its second generation IR 1000 insulin pump in 2002, its third generation IR 1200 insulin pump in April 2004, and fourth generation IR 1250 in February 2005. In 20005 the US, Animas markets its products through both a direct sales force of about 55 sales representatives (paired with about 75 clinical diabetes educators) and distributors. Animas has shipped more than 14,500 pumps worldwide as of March 2004, up to the end of 2005, and does not currently break out unit sales. In June 2003, Roche stopped shipping insulin pumps to the US as a result of regulatory issues with the FDA, but continued to support its current customer base in terms of customer support and shipping of disposables. Roche re-enter the U.S. market with its Accu-Chek Spirit in 2006.

Deltec introduced the Cozmo insulin pump in December 2002, and partnered with Abbott to introduce its new CozMore Insulin Pump System in August 2004, which works with the Abbott (TheraSense) FreeStyle meter.  Deltec has sold about 18,000 pumps as of July 2005, most of which were in the U.S. (Dana Diabecare pump) and Nipro (Amigo pump) also manufacture insulin pumps. Insulet was introduced to the diabetes pump market in early 2007 with its OmniPod disposable insulin pump. Anima is launching its next generation IR 1275 and IR 1500 pumps in and disposable insulin pump.

With miniaturizing technology, the insulin pump manufactures drive for a patch-size fully disposable pump. Several patch pumps are in various development stages:

•	Finesse (Calibra Medical): delivers bolus insulin or pramlitide.

•	V-Go (Valeritas): is a once-daily disposable insulin delivery system for type 2 diabetes.

•	Solo (Medingo): has a three-month life, electronically controlled.

•	Freehand (MedSolve Technologies): is remote controlled, 80% smaller than OmniPod.

•	Insulin NanoPump (ST Microelectronics and Debiotech): has large reservoir, miniaturized system.

•	Altea Therapeutics: is developing a 12-hour and 24-hour patch.

•	Medtronic: is developing a patch delivery system.

2.	Nano-particles Targeted Drug Delivery Technology.

On June 11, 2006, the Company entered into a Technology Purchase Agreement with Pangea Investments GmbH (“Pangea”).  Pangea was the owner of the intellectual properties, potential patent rights, know-how and research and development in process, and all related technical information, in connection with technology as described in a U.S. patent application filed on June 7, 2006.  In return for acquiring the rights to use the technology covered by this applied patent, the Company paid to Pangea Investments GmbH 4,500,000 restricted shares of common stock.

This application covers a pulmonary inhalation drug delivery system for hydrophobic drug molecules for wet and dry inhalation.  Hydrophobic refers to the physical property of a molecule that is repelled from a mass of water. Hydrophobic drugs such as these widely vary in levels of toxicity but are very efficient antibiotics and the only solution capable to treat the MDR (multi drug resistance) bacteria that COPD patients suffer from. They cannot mix and dissolve easily in water or in saline without use of additional toxic solvents and if used in a class IV administration form can cause imminent kidney failure, therefore used only in very extreme cases as a last resource.

On August 14, 2006, the Company established TPDS Ltd., an Israel corporation (“TPDS”), as a subsidiary responsible for further development of the acquired technology into a commercially viable product in the field of respiratory care of chronic obstructive pulmonary disease and ventilator-associated pneumonia patients.  TPDS has developed organ-targeted drug delivery nano-particles with timely drug release capacity.  TPDS is located at the Science Park in Rehovot, Israel.  Currently, the Company holds 93.6% of TPDS’s equity.

On March 31, 2011 The Company transferred all rights commitments assets and holdings of TPDS from Meizam Arad to Meizam Investments.

On March 31, 2011 TPDS issued 9,367,350 shares to the Company to compensate for the over issuance to Dr. Leonid Luria as of the signed agreement with Dr. Luria dated May 16, 2006. In addition TPDS issued 3,876,192 shares to Meizam Investments according to an industrial incubator agreement, where Meizam Investments acquired 25% of TPDS shares for 2.25 million NIS (approximately $650,000).

TPDS (target particle delivery system) is the Company’s product line based on unique nano-particles capable of carrying different drugs to specific organs. Our nano-particle technology is capable of ultra high drug loading of hydrophobic and hydrophilic drug types. The nano-particle releases the drug on a pre-designed timing, and then decomposes to its natural ingredients and naturally dissolves by the body's functions. Our nano-particle delivery technology improves significantly the effectiveness and efficiency of delivering antibiotics via inhalation, thus providing a potentially better cure for pulmonary diseases.

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

The Company’s primary application is COPD (chronic obstructive pulmonary disease), which affects over 16 million patients in the U.S. alone. The initial target application is VAP (Ventilator-Associated Pneumonia), where patients are commonly treated in intensive care units and suffer high mortality rate, and the Company may offer life saving therapy.

TPDS nano-particle can also carry a cocktail of drugs, handling persistent bacteria with anti-inflammatory agents, to prevent lung spasm and airway obstruction, in conjunction with the appropriate drugs. The formulation developed, handles the bacteria that flourish in the lungs, causing inflammation and edema, and eventually lung collapse with devastating effects.

The Company completed the initial development and is preparing batch production for pre-clinical trials

(a)	Current Status

Nano-particle accelerated development – The Company has performed a technological study case of the nano-particle technology in order to generalize its capacity to accommodate hydrophobic (repelling water based molecules) as well hydrophilic (attracting water based molecules) properties.  The Company has managed to expand significantly its nano-particles capabilities to carry out also the GSK RELENZA (zanamivir) drug for swine flu (H1N1) therapy.  About two years ago, the FDA issued a warning letter regarding the use of RELENZA in inhalation since it has not been proven as safe and effective.  Zanamivir is an effective drug for the swine flu. The request for this nano-particle application was referred to us by Professor Pitlik formerly Head of Infectious Diseases Dept. at Belinson Medical Center.  The Company estimates that the additional development enhancing the product’s capabilities will provide unique and significant technological advantage and will enhance the Company’s business capabilities.

It is the Company’s goal to enter into clinical trials with the modified nano-particle which will be capable of carrying additional drugs such as the zanamivir knowing that the use of its nano-particle may prevent solution foaming and increase the drug delivery effectiveness.

Ethical Committee ("Declaration of Helsinki") – The Company was asked to add one pre-clinical safety test.  The Company is in preparation of the regulatory applications for the planned clinical trials.

Clinical trials – The clinical trials will take place at the respiratory intensive care unit at Rambam Medical Center (Haifa, Israel)

GMP production – The production will take place at Rotem Industries GMP facility. In April 2011 Rotem received the Ministry of Health's approval for producing TPDS drug with no cross-contamination risk!

(b)	12 month Operational Plan.

GMP production Line – The Company is required to upgrade the production line at Rotem Industries and add a separate high-pressure homogenizer, in order to avoid possible cross contamination with the other production lines at Rotem.

Initial batch Production – The Company plans to produce minimum 2,000 vials to meet the clinical trial needs of 21 days treatment course, 3 times a day per patient (with spare).

Pre-Clinical Trials – The Company plans to perform the pre-clinical trials with large animals in order to meet all needed safety regulatory requirements. Although it was not requested by the regulations, we intend adding pharmacokinetics and pharmacodynamics tests to exhibit our technology superiority comparing to any other relevant available solutions.

Clinical Trials – 2 cycles of patients in the Respiratory Intensive Care Unit at Rambam Medical Canter are planned.  The duration of the first cycle will be minimum 6 months, treating the VAP patients with TPDS nano-particles. The lung fluids will be analyzed for bacterial colonies infection after each treatment (min. 3 times a day).  The second cycle will receive the same treatment without our nano-particle, using the same procedure analyzing bacterial colonies infection after each treatment (min. 3 times a day), and comparing the results between the 2 groups.

Lab tests and analytics – For each lung fluid test, the Company needs to test the patient blood-work and urine. Those tests will probably continue after the treatment ends in order to analyze the decay of the delivered drug in the patient's body over time. The lung liquids for bacteria colonies have to be analyzed outside the hospital laboratories. This analysis will take place at Beer-Sheva University analytical department.

(c)	Market Overview

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

TPDS Technology.

TPDS is in the process of developing a proprietary lipid-based target particles technology that is intended to enable:

•	Target Delivery to an Organ. TPDS technology is capable of delivering a desired drug to a specific organ without any residual drug existence to other body organs.

•	Control Drug Release. TPDS delivery system releases the drug at a timely and controlled manner. Such controlled release enables significantly lower dosage of the drug preventing toxicity and damage.

•	Deliver Non-Hydrophobic Drugs. TPDS is a viable solution for non-hydrophobic (cannot dissolve properly in liquid) drugs reformulation especially to respiratory usage.

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

On November 16, 2010, the Company’s subsidiary Meizam Investments signed an initial share purchasing agreement with OrCell Ltd., an Israel corporation (“OrCell”), to acquire 33% of OrCell shares for 1.5 million NIS (around $400,000).  OrCell has developed an innovative stem cell technology for healing and rehabilitating of severally damaged muscle tissue and initiating strong myogenetic regeneration in injuries such as myocardial infarction (MI), pressure ulcers, and regenerative diseases of muscle.

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

(a)	Current Status.

The Company has completed successful animal studies with positive results.

Initial animal tests – The Company’s initial development has being focused on limb therapy.  The initial animal studies showed promising results.  As of those results, the Company has modified its business model and the remaining of the R&D program of this business line.

Development – The Company has developed two pillar technologies with strong intellectual properties: (i) Direct a stem cell to a myogenic (muscle) cell without any spontanuous direction into unhealthy cells such as cancer; and (ii) Mass-produce the directed myogenic cells for patient treatment. As part of the of the development phase we have developed “harvesting” procedure of human fat tissue from the patient as a row material for extracting the stem cells, diverting and directing the stem cells to muscle cells and reproducing these cells for an effective treatment. Currently we are developing the upscale production process for commercial use.

Production – For clinical trials, the Company needs a GMP certified production facility to produce the stem cells for human use.  Currently, the Company is in a process of adapting the infrastructure at Rotem Industries.

(b)	12 months operational plan

Production from human fat – The Company is further developing the production methods of diverted stem cells from patient fat to a commercial scale.  The Company intends introducing a working production method and facility by end Q1, 2013.

Pre-Clinical trial – The Company intends commencing clinical trials in Q4 2012, using initial products produced in its production line.

Clinical trials – They will be conducted at the Regenerative Clinic of Sheba (Tel Hashomer) Medical Center.  The Company intends commencing clinical trials in Q2, 2013.

Pre-clinical and ethical applications– Currently, the Company is in the process of animal studies and ethical regulatory process and applications.

4.	Ultrasonic Catheter for Brain Cancer Therapy.

On April 10, 2011, Meizam Arad entered into a share purchase agreement with Sonenco Ltd., an Israel corporation (“Sonenco”).  As a consideration for this investment, Sonenco issued to Meizam Arad 55% of its total issued and outstanding shares on a fully diluted basis, and, in addition, 5% of its total issued and outstanding shares on a fully diluted basis to Meizam Arad.  The Company will receive research and development grants for Sonenco.

On March 31, 2011 the Company transferred all rights commitments, assets and holdings of Sonenco Ltd. from Meizam Arad to Meizam Investments.

The Company has developed an ultrasonic drug delivery catheter that enables the delivery of medication-coated nano-particles to specific organs and tissues in the body.  The initial application that has been developed is for the treatment of brain tumors by a stereotactic procedure.

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

The technology's promising future application is in cardiac catheterization, where nano-particles offer a significant advantage in drug delivery over cardiac stents that suffer positioning difficulties and limited size.  Those heavy mass solid nano carriers containing drug are hundred times smaller than average human cell and thus can penetrate and cross the human cells without causing any damage.  Once stuck in their final position the nano carrier will remain there for a very long period, allowing them to release the attached drug.  Programming the nano drugs with a slow controlled release profile will enable them to perform an effective and comprehensive drug delivery treatment.

The Company's solution to drug delivery introduces the following advantages:

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

5.	Peptide Booster for Anti-wrinkle Cosmetics

On October 16, 2010, the Company’s subsidiary Meizam Investments signed an initial share purchasing agreement with NBCT Ltd., an Israel corporation (“NBCT”), to acquire 35% of NBCT shares for 1.5 million NIS (around $400,000).

NBCT has developed an intra-dermal nano-technology enhancing skin penetration of collagen generating peptides in cosmetic anti-wrinkle products, and is preparing for clinical trials to be conducted in 2012.

The lipid-based nano-particles deliver peptides to the dermis, and provide:

•	Efficient transport of peptides through the epidermis without physical or chemical changes in the skin barrier properties for other materials.

•	Effective protection of peptides from degradation by skin enzymes.

•	Controlled release of the peptides at the dermis.

•	The penetration mechanism does not alter the skin properties.

•	Particles pass through the epidermis to the dermis, form an active-agent payload deposit in the dermis that act to prevent any amino acids attacking the payload.

•	Particles have a controlled release mechanism for the active agent payload deposit directly to the dermis.

6.	Meizam – Advance Enterprise Center Arad Ltd. (Technological and Industrial Incubator).

Meizam Arad is the Company’s subsidiary operating an industrial incubator program under the guidance and support of the Office of the Chief Scientist of MOITL.  The industrial incubator program is aimed at young companies with proven technologies or prototypes that are on the verge of commercialization and industrialization.  This program is designed to attract novel technologies and attractive new products supported by government funding at the pre-commercialization phase.

The Company established Meizam Arad on October 25, 2006 in the City of Arad, which is located in the south east of Israel, overlooking Massada and the Dead Sea.  Meizam Arad was established as a joint venture between the Company and the City of Arad, and the local industries, which are strategic partners at the industrial incubator program.  Currently, the Company holds 73.1% of Meizam Arad’s equity, and Arad and the local industries hold the remaining 26.9%.

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

•	Arad Industrial Development Company Ltd – a real-estate company providing 22,000 square feet of office and laboratory space to accommodate all ongoing projects.

Meizam Arad technological/industrial incubator provides to its member companies a vast industrial infrastructure of its industrial partners, as well as government funds and a top-of-the-line management team. Arad industries support the incubator companies operations, providing manufacturing and engineering services that significantly accelerate the companies’ time-to-market. The incubator's highly skilled management team comprised of Impact Active Team professionals, supported by other The Company subsidiaries' professionals as well as experts from the local industries.

Until on-going sales of the member companies are established, these industrial partners provide the services to the incubator member companies in exchange for Meizam Arad’s common stock instead of cash, at a price of $1.00 per share, or at a higher price as will be established in a private placement.  Those provided services are priced at the fair value and are registered as investments in the member companies.

For each dollar funded by the Company to the incubator company, MOITL funds the incubator company with additional two dollars. Therefore, in exchange of its funding the Company receives (through its subsidiary Meizam Arad Investments Ltd.) shares of the incubator member company for the full program funding including the MOITL funds.

7.	Meizam Arad Investments Ltd.

The Company established Meizam Investments on February 9, 2011 as a business unit that provides all the required financing to the other Company's subsidiaries operating under the industrial incubator program.  Currently, the Company holds 92.5% of Meizam Arad’s equity

Meizam Investments was established to meet MOITL’s requirement to operate Meizam Arad as a management service provider only, and separate the holding and financing of the incubator through a different entity, as structured at other technology incubators in Israel.

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

8.	Impact Active Team Ltd. (Management Consulting).

On July 3, 2006, the Company entered into a Share Purchase Agreement with Pangea. Under this agreement, the Company purchased from Pangea all of the outstanding common stock of Impact Active Team Ltd., an Israeli corporation (“Impact”).  In return for acquiring these shares, the Company paid to Pangea 2,500,000 restricted shares of common stock.  Currently, the Company holds 100% of Impact’s equity.

Impact is a management consulting firm specializing in strategic planning and management services: Executive management, strategic business planning, market research, planning and management, sales management, financial planning, strategic alliances, investor and public relations.

The main benefits that Impact provides to the Company are consulting assignments that may present new business opportunities in the medical and biotech fields, and the capability to evaluate these opportunities.

Impact partially has an affiliation agreement with P.O.C. Hi-Tech (1992) Ltd., a leading management consulting firm in Israel.

Impact does not employ its consultants on a payroll basis. Consulting assignments are performed by Mr. Mar-Chaim and Mr. Elimelech, who are officers of the Company, as well as by various consultants and experts employed by Impact on a contractual basis.

Advisory Board

The Company has an advisory board of experienced professionals in the academy and industry, who support our current new development and operations as well as screening novel technologies and products.

Professor Itay Benhar, Ph.D.
Head of Biotech

Full Professor and chairman of the Department of Molecular Microbiology and Biotechnology at Tel-Aviv University, Israel.  He is also a member of the Department of Biomedical Engineering & Neufeld Cardiac Research Institute, Tel-Aviv University, Israel.  Professor Benhar received in 1992 a PhD in Molecular Biology from the Hebrew University, Hadassah Medical School Jerusalem, Israel, where he studied control of bacterial gene expression. Professor Benhar did his postdoctoral fellowship at the National Cancer Institute, NIH, working with Dr. Ira Pastan on recombinant immunotoxins.

In 1995, Professor Benhar joined the Department of Molecular Microbiology and Biotechnology of the George S. Wise Faculty of Life Sciences as a tenure-track assistant professor. Professor Benhar received tenure at 2002, and became an associate professor in 2005 and a full professor in 2008.  In 2007, Professor Benhar was appointed as Department Chairman.

Professor Benhar’s is an expert and opinion leader in the field of antibody engineering. Over the 18 years of being active in that field, he prepared several phage display libraries from which antibodies against numerous targets were isolated. Professor Benhar publishes 68 research papers, wrote 10 book chapters and submitted 8 patent applications. Research in Professor Benhar’s group if currently focused on three major topics: (1) evaluation of novel formats of antibody-toxin fusion proteins as potential anti-cancer agents. (2) Evaluation of death switches that are activated by viral proteases for potential eradication of virus-infected cells. (3) Application of filamentous phages as targeted drug-carrying nanomedicines. Research in Professor Benhar’s lab is currently funded with grants from the Israeli Health ministry, the Israel Cancer Association and the Israel Science Foundation.

Professor Benhar spent 2 years at the National Institute of Health during his post-doc fellowship program, Bethesda, MD, and 2 additional years in Washington Hospital Center, Washington DC during his sabbatical from Tel-Aviv University.

Previously, Professor Benhar was a Committee Member of the Israeli Ministry of Health: Healthy People 2020 Initiative; Member of the National Council for Health Promotion, Israel Ministry of Health; Member of the National Council for the Prevention and Treatment of Cardiovascular Diseases, Israel Ministry of Health; Chairman of The Israeli Group for Heart Research, Subsection of the International Society for Heart Research.

Professor Mickey Scheinowitz, Ph.D., F.A.C.S.M.
Head of Regenerative Therapy

Professor Scheinowitz is head of Regenerative Therapy Department of Biomedical Engineering and Neufeld Cardiac Research Institute, Tel-Aviv University, Israel.  He spent two years at the National Institute of Health during his post-doctoral fellowship program, Bethesda, Maryland, and two additional years in Washington Hospital Center, Washington DC during his sabbatical from Tel-Aviv University.

Previously, Professor Scheinowitz was a committee member of the Israeli Ministry of Health: Healthy People 2020 Initiative; member of the National Council for Health Promotion, Israel Ministry of Health; member of the National Council for the Prevention and Treatment of Cardiovascular Diseases, Israel Ministry of Health; and chairman of The Israeli Group for Heart Research, Subsection of the International Society for Heart Research.

Professor Scheinowitz has published more than 60 manuscripts in peered professional and scientific journals, presented over 100 abstracts in different meetings worldwide, and he was invited to dozens of conferences as invited speaker. During his academic career he had supervised over 50 graduate and doctorate students.  Professor Scheinowitz also has vast experience with the industry specifically with the medical device companies.

Dr. Orna Yosef, Ph.D.
Head of Stem Cell Technologies

Researcher, Lecturer and director of the cells and tissue engineering laboratory in the Department of Biomedical Engineering at Tel Aviv University, Israel. Dr. Yosef was one of the founders of a new lab, took a significant part in its design and the purchase of some of most advanced equipment of its kind in the country. Responsible for the lab curriculum including lectures and workshop, as well as the lab projects in the field of cell cultures and cell engineering.  Dr. Yosef Specializes in stem cells research, gene therapy, tissue cultures, molecular biology and in small animal studies models.

Dr. Yosef received dual Post-Doctorate Degrees from Tel-Aviv University in Gene Therapy and Molecular virology as well as in Prostate pathology. Doctorate from Bar-Ilan University in molecular biology and physiology of skeletal muscle.

Dr. Yosef is a researcher at the Weizmann Institute in the field of signal transduction. Senior researcher in stem cells and cardiovascular research at the “Neufeld Cardiac Research Institute” in Sheba Medical Center, Tel Hashomer, Israel. Supervising undergraduate, graduate and M.D. degree students in clinical applied research.

Dr. Yosef is a reviewer for the journal Cardiovascular Research on the topic of mesenchymal stem cells and Cardiovascular Research.

Dr. Gilead Asseo, M.D.
Head of Medical Affairs

Dr. Asseo is a founder, and currently acting as Director at Vaica Medical Ltd., a high tech company that has patented computerized medication dispensers and reminders, remotely connected to manned and Internet based call centers.  He also serves as a medical consultant in the field of life science and medical devices to high tech companies and investor organizations.

Following film and television studies at Tel Aviv University, Faculty of Art, Dr. Asseo worked as a TV cameraman, documenter and reporter for the Israel national TV, Vis News Association, and ABC News for 5 years, and was nominated for cameraman of the year 1980 by Vis News for the Royal Film Society in the UK.

Dr. Asseo finished his medical training at Ben Gurion University in 1987, graduated as General Surgeon in 1996 at the Rabin Medical Center, and acted as Surgical Chief at the Safed Hospital ER.

Dr. Asseo entered the high tech industry, first as a Medical Director for Odin Technologies, and then founded his own company – MDG Medical in 2001, writing the patents, and acting as director and CEO. MDG Medical designed and is marketing a complex computerized medication delivery system for hospital wards, is currently invested at close to $50M, and is present in more than 250 hospitals in the USA, Europe and Israel.

Dr. Asseo founded and ran the first hospital based telemedicine center in Israel at Safed Hospital, and served as lecturer at Safed Nursing School covering surgery and basic science. He also acted as medical reporter with a personal column for NRG – Maariv’s Internet portal.

Ronen Smooha
Head of Software

Mr. Smooha is a former Microsoft executive and veteran of the Israeli software industry. After joining Microsoft Israel in 2001, he went on to lead the subsidiary’s ISV business development services and Developer Evangelism.  In this capacity, Mr. Smooha was responsible for .NET platform adoption across the market, growing revenue and impact worldwide, while forming long term relations with the ISV eco-system.  He formed RDS Business Development in 2009, which provides business development support for seasoned start-ups and IT companies and business and technical due diligence for International companies, angel investors and Israeli software incubation centers.  Mr. Smooha is on the board of E4D solutions LTD, advisory board of SkilliQ, and on the investment committee of Meizam.org, an industrial incubation center.

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

Employees.

The Company has five full time and eight part-time employees who are employed by the Company’s subsidiary Impact Active Team Ltd.

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

The Company has incurred net losses of $1,434,472 for the year ended December 31, 2011, $1,002,034 for the year ended December 31, 2010, and $4,168,857 for the period of inception (July 23, 2004) through December 31, 2011.  The Company cannot provide assurance that it can achieve or sustain profitability or even generate positive cash flow in the future.  If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses.  The Company will continue to incur losses until it is able to establish reasonable levels of sales.  The Company’s possible success is dependent upon the successful development and marketing of its products and services, as to which there is no assurance.  Any future success that the Company might enjoy will depend upon many factors, including factors out of its control or which cannot be predicted at this time.  These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors.  These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations.  In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.  The Company will need to raise up to $10,000,000 in the next 36 months to implement its plan of operation.  In the event that the Company needs additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable, if at all.  The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations.  Any additional equity financing may involve substantial dilution to then existing stockholders.

(b)           The Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company’s ability to Continue as a Going Concern, Which May Hinder the Ability to Obtain Future Financing.

In its report dated April 8, 2012, the Company’s independent auditor stated that the financial statements for the periods ended December 31, 2011 were prepared assuming that the Company would continue as a going concern.  The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations.  The Company continues to experience net losses.  The Company's ability to continue as a going concern is subject to the ability to execute a business combination and thereafter to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible.  The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

(k)           Operating Results May Be Adversely Affected by the Uncertain Geopolitical Environment and Unfavorable Factors Affecting Economic and Market Conditions.

Adverse factors affecting economic conditions worldwide have contributed to a general inconsistency in the power industry and may continue to adversely impact the Company’s business.  Terrorist and military actions may continue to put pressure on economic conditions. If such an attack should occur or if the economic and market conditions could deteriorate as a result of a terrorist attack, the Company may experience a material adverse impact on its business, operating results, and financial condition as a consequence of the above factors or otherwise.

(l)            The Company May Incur Significant Costs to Ensure Compliance with U.S. Corporate Governance and Accounting Requirements.

The Company may incur significant costs associated with its public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.  The Company expects all of these applicable rules and regulations to increase its legal and financial compliance costs and to make some activities more time-consuming and costly.  The Company also expects that these applicable rules and regulations may make it more difficult and more expensive for it to obtain director and officer liability insurance and the Company may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for the Company to attract and retain qualified individuals to serve on its board of directors or as executive officers.  The Company is currently evaluating and monitoring developments with respect to these newly applicable rules, and it cannot predict or estimate the amount of additional costs the Company may incur or the timing of such costs.

(m)          Any Required Expenditures as a Result of Indemnification Will Result in an Increase in Expenses.

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

(n)           The Company’s Success Is Largely Dependent on the Abilities of Its Management and Employees.

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

Risks Relating to the Common Stock.

(a)           The Company’s Common Stock Price May Be Volatile.

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

(b)           Absence of Cash Dividends May Affect Investment Value of the Company’s Stock.

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

(c)           No Assurance of a Public Trading Market and Risk of Low Priced Securities May Affect Market Value of the Company’s Stock.

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

(d)           Failure To Remain Current In Reporting Requirements Could Result in the Company Being Delisting From The Over The Counter Bulletin Board.

Companies that trade on the Over the Counter Bulletin Board (such as the Company) must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the Bulletin Board.  When the Company becomes listed on that market, if it fails to remain current in the Company’s reporting requirements, the Company could be delisted from the Over the Counter Bulletin Board.

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

(e)           Failure to Maintain Market Makers May Affect Value of the Company’s Stock.

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

(f)            Issuance of Common Stock in Exchange for Services or to Repay Debt Would Dilute Proportionate Ownership and Voting Rights, and Could Have a Negative Impact on the Market Price of the Company’s Stock.

The Company’s board of directors may issue shares of common stock to pay for debt or services, without further approval by its stockholders based upon such factors as the board of directors may deem relevant at that time.  It is likely that the Company will issue securities to pay for services and reduce debt in the future.  It is possible that the Company will issue additional shares of common stock under circumstances it may deem appropriate at the time.

(g)           If The Company is Unable to Raise Necessary Additional Capital as Needed, Its Business May Fail or its Operating Results and the Stock Price May Be Materially Adversely Affected.

To secure additional needed financing, the Company may need to borrow money or sell more securities, which may reduce the value of its outstanding common stock.  Selling additional stock, either privately or publicly, would dilute the equity interests of the Company’s stockholders.  In addition, if the Company raises additional funds by issuing equity securities, the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of its common stock.  If the Company raises additional funds by issuing debt securities, the holders of these debt securities may have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for the Company.

(h)           Shares Eligible For Future Sale.

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

All commercialization and research and development operations are performed through the Company’s subsidiaries, Impact Active Team Ltd., Meizam Arad Investments Ltd., TPDS Ltd., Meizam – Advanced Enterprise Center Arad Ltd., and Gaia Med Ltd., and the principal support facilities are located in Arad, Israel.  The operation facilities include a clean room assembly area, assembly line, testing facilities and warehouse area.

The Company believes that these facilities are sufficient to support its anticipated operations and any additional needs we may encounter for at least the next five years.  The Company also believes that, if it becomes necessary, it will be able to obtain alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS.

Other than as set forth below, there are no known legal or other proceedings against the Company that could at the time of submitting this report that could have a materially adverse effect on the Company’s financial position or operations.

The Company instituted a claim of NIS 11,000,000 against the City of Arad, Israel in respect of an award by the Israeli government for operating an industrial incubator project that becomes due in 2011.  This claim was unable to be paid; therefore, the Company intends in the near future to institute legal proceedings in this matter.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s common stock began trading on the OTCBB under the symbol “ANDN”.   The range of closing prices shown below is as reported by the OTCBB.  The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2011

	High	Low

Quarter Ended December 31, 2011	$0.125	$0.05
Quarter Ended September 30, 2011	$0.80	$0.05
Quarter Ended June 30, 2011 (1)	$0.80	$0.80
Quarter Ended March 31, 2011	-	-

(1)  The Company’s common stock commenced quotation on the OTCBB on June 29, 2011.

Holders of Common Equity.

As of February 28, 2012, the Company had 65 record holders of its common stock.  The number of record holders was determined from the records of the Company’s transfer agent.  The number of record holders excludes any estimate of the number of beneficial owners of common shares held in street name.

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

Equity Securities Sold Without Registration.

There were no sales of unregistered (restricted) securities not during the year ended on December 31, 2011 not previously reported on a Form 8-K.

There were no purchases of common stock of the Company by the Company or its affiliates during the year ended December 31, 2011 not previously reported on a Form 8-K, except as follows:

(a)  1568934 Ontario Limited purchased Company restricted shares of common stock from Pangea Investments GmbH as follows: January 14, 2011: 850,000 shares ($0.001 per share); May 24, 2011: 443,333 shares ($0.001 per share); and July 29, 2011: 211,111 shares ($0.001 per share).

(b)  1568934 Ontario Limited purchased Company shares of common stock on the open market as follows: October 11, 2011: 20,000 shares ($0.05 per share); October 20, 2011: 5,000 shares ($0.05 per share); November 17, 2011: 5,000 shares ($0.05 per share); and November 22, 2011: 30,000 shares ($0.05 per share).

(c)  HJG Partnership, which is under common control with 1568934 Ontario Limited, purchased 7,000 Company shares of common stock ($0.05 per share) on the open market on November 16, 2011.

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

The Company invests in commercialization of its technologies and products. The Company’s main efforts are to optimize development, engineering for production, regulation, pre-clinical and clinical trials and market penetration, respectfully, to each of its products.  The Company is constantly working to enhance its products by new synergetic novel technologies keeping each of its products advantageous in its market.

The Company’s industrial incubator specializes in utilization of the industrial infrastructure of companies that it works with, optimizing each product’s research and development and engineering development to the “best-in-the-market” product.

The Company’s team of experts manages all technological, medical, regulatory and other aspects needed to insure timely development, and market presence within the planed program and budget.

The Company operates five product lines:

•	Miniature insulin pump

•	Targeted drug delivery nano-particles

•	Stem cell therapy

•	Ultasonic catheter for brain cancer therapy

•	Peptide booster for anti-wrinkle cosmeceuticals

Miniature Disposable Insulin Pump.

The Company is committed to develop a fully disposable miniature insulin pump, suitable for diabetics type I and type II as well, without any MOITAL grant, saving the need to pay future royalties.  The Company’s main challenge was to achieve production price capable to compete with the low price of the insulin pen syringe injection for diabetic type II.  The Company’s detailed market survey showed a significant advantage of such a product in the market, providing the comfort of a “band aid” patch size product, accurate as the expensive insulin pumps and preventing any hyper or hypo life threatening situations to the patient (stable blood glucose level superior to the syringe use).

The Company’s team successfully developed the technology of the MinIn (Miniature Insulin) fully disposable pump, and lab tested all regulatory aspects of the MinIn pup, ready for the clinical trials initial production batch.  During the first quarter of 2012, The Company’s team focused on the technology transfer for GMP/GLP production, and Helsinky approval for clinical trials.

The Company estimates that the MinIn development, regulatory, and manufacturing in order to complete all needed clinical trials, will require an additional $750,000.

Nano-particles Targeted Drug Delivery Technology.

The Company is also committed to develop its nano-particle technology with the capacity to accommodate hydrophobic (repelling water based molecules), as well hydrophilic (attracting water based molecules) properties.  These developments enable the Company to carry out GSK RELENZA (zanamivir) drug for swine flu (H1N1) therapy.  The Company’s lab results show very stable nano-particle with over a six months shelf life capable to carry hydrophobic and hydrophilic molecules with a high drug load, providing exceptional drug delivery efficiency. During the first quarter of 2012, the Company’s team mapped all intellectual properties used to develop the multi-task nano-particles and to secure it in a separate its intellectual properties apart from those used by TPDS.

The Company estimates that the additional development, regulatory, and manufacturing in order to complete all needed clinical trials, will require an additional $1,200,000.

Stem Cell Therapy for Muscular Injuries.

The Company has completed successful animal studies with positive results on limb therapy. The initial animal studies showed very promising rehabilitating results.  Because of those results, the Company has modified and accelerated its development program with two pillar technologies with strong intellectual properties: (i) Direct a stem cell to a myogenic (muscle) cell without any spontaneous direction into unhealthy cells such as cancer; and (ii) mass produce the directed myogenic cells for patient treatment.  As part of the of the development phase, the Company has developed a “harvesting” procedure of human fat tissue from the patient as a row material for extracting the stem cells, diverting and directing the stem cells to muscle cells and reproducing these cells for an effective treatment.  Currently, the Company is developing the upscale production process for commercial use.

The Company estimates that the additional development, regulatory, and manufacturing in order to complete all needed pre-clinical trials, will require an additional $650,000.

(b)	Operations.

Insulin Pumps.

The Company separates the development in any aspect from the development of the Gaia Med Diamond semi-disposable pump.  The Company has successfully managed to develop Gaia-Med’s technology and intellectual properties secured by patents, and develop new, separate intellectual properties for the MinIn pump capable and eligible for its own patents to be registered and filed in second quarter of 2012.  The Company’s development success of new and separate technology that is not based or relates in any aspect on Gaia-Med’s technology precludes the Company and the incubator from any royalties payment on this product line.  The Company and the incubator also continue to develop the semi-disposable Gaia-Med pump within its original program.  Therefore, the Company intends to establish a new company to accommodate all assets and operations of the MinIn pump as soon as this pump is ready for clinical trials batch production.

Nano-Particles.

The Company separates the additional development in any aspect from the development done in TPDS.

The Company has successfully managed to develop new technology and intellectual properties to be secured by new patents, for the multi-tasking nano-particles, to be filed in second quarter of 2012.  The Company’s development success of new and separate technology that is not based or relates in any aspect on TPDS’s technology precludes the Company and the incubator from any royalties payment on this product line.  Currently, the Company and the incubator halted development of TPDS based technology, and now develop only its new technology. The Company will revisit the original TPDS development program in the third quarter of 2012, according the pre-clinical results of the new technology and product.

The Company intends to establish in the second quarter of 2012 a new company to accommodate all assets and operations of the new technology and development

Stem Cell Therapy.

The Company intends to establish in the second quarter of 2012 a new company to accommodate all assets and operations of the new technology and development of the project.

Results of Operations.

(a)	Net Revenue.

The Company had net revenue of $340,006 for the year ended December 31, 2011 compared to $375,779 for the year ended December 31, 2010, a decrease of $35,773 or approximately 9%.  This decrease in net revenue was the result of a decrease in government grants received by the Company’s operating subsidiary, Meizam Arad, from MOITL.

The Company had net revenue of $1,082,024 for the period of inception (June 23, 2004) through December 31, 2011.

(b)	General and Administrative Expenses.

The Company had general and administrative expenses of $1,223,300 for the year ended December 31, 2011 compared to $910,593 for the year ended December 31, 2010, an increase of $312,707 or approximately 34%.  This increase in general and administrative costs was due to Additional expenses to experts supporting the accelerated development of the fully disposable insulin pump technology and product development.

The Company had general and administrative expenses of $4,154,707 for the period of inception (June 23, 2004) through December 31, 2011.

(c)	Research and Development Expenses.

The Company had research and development expenses of $223,878 for the year ended December 31, 2011 compared to $146,760 for the year ended December 31, 2010, an increase of $77,118 or approximately 53%.  This increase in research and development were due to an accelerated production engineering program of the fully disposable insulin pump.  The Company had research and development expenses of $370,638 for the period of inception (June 23, 2004) through December 31, 2011.

(d)	Net Loss.

The Company had a net loss of $1,434,472 for the year ended December 31, 2011 compared to $1,002,034 for the year ended December 31, 2010, an increase of $432,438 or approximately 43%.  The increase in net loss is the result primarily from the Company’s accelerated development and engineering for production of our disposable insulin pump.

Operating Activities.

The net cash used in operating activities was $1,081,706 for the year ended December 31, 2011 compared to net cash provided by operating activities of $579,598 for the year ended December 31, 2010, a change of $502,108.  This change is attributed to accelerated development, as discussed above.

Investing Activities.

Net cash used in investing activities was $137,399 for the year ended December 31, 2011 compared to $487,929 for the year ended December 31, 2010, a decrease of $350,530 or approximately 72%.  This decrease resulted from acquisition of Gaia Med, the subsidiary involved in research and development of a miniaturized insulin pump.

Liquidity and Capital Resources.

As of December 31, 2011, the Company had total current assets of $931,049 and total current liabilities of $1,180,879, resulting in a working capital deficit of $249,830.  The cash and cash equivalents was $872 as of December 31, 2011 compared to $23,672 for the year ended December 31, 2010, a decrease of $22,800 or approximately 96%.  This decrease resulted from negative cash flows from operations.

The net cash provided by financing activities was $1,182,249 for the year ended December 31, 2011 compared to net cash used in financing activities of $80,941 for the year ended December 31, 2010, an increase of in cash provided financial activities of $1,263,190 or approximately 1,561%.  This increase resulted primarily from proceeds from stock issued for cash and from loans from key management personnel.

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

On December 26, 2011, the Company entered into a Regulation S Stock Purchase Agreement with the Purchaser.  Under this agreement, the Purchaser purchased from the Company 2,590,909 restricted shares of common stock at $0.11 per share for a total consideration of $285,000.

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

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method.  Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets.  The Company estimates the future cash flows of the long-lived assets using current and long-term financial forecasts.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If this were the case, an impairment loss would be recognized.  The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

(c)	Share-Based Compensation.

The Company follows ASC Topic 718-10, “Stock Compensation,” which addresses accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.  Topic 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Upon the adoption of Topic ASC 718-10, the Company maintained its method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with Topic ASC 718-10.

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

Audited financial statements as of and for the years ended December 31, 2011 and 2010, and for the period of inception (July 23, 2004) through December 31, 2011, are presented in a separate section of this report following Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in its internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, and in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).

The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria established in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011.  Specifically the Company did not maintain an effective control environment based on the criteria established in the COSO framework.

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

Because the Company must not only design new controls to remediate these material weaknesses, but also implement and test them in order to ensure that the weaknesses have been remediated, the Company expects that a number of these material weaknesses will not be remediated by December 31, 2012, the next date as of which the Company must assess its internal control over financial reporting.  While unremediated, these material weaknesses have the potential to result in the Company’s failure to prevent or detect misstatements in its consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Subsequent Events.

On January 5, 2012, the Company granted to 1568934 Ontario Limited, in connection with the purchase agreement dated December 26, 2011, an option to purchase two shares of Company common stock for each share purchased under this agreement, for a total of up to 5,181,818 shares (see Item 13(j) below).  The exercise price of this option is 67% of the lowest share price of the first one million shares sold by the Company’s underwriter to the public as of the Company public offering as set for in a Form S-1 registration statement to be filed with the Securities and Exchange Commission at a later time.   This option will be exercisable commencing the following day the Company’s underwriter completes the sale of the first 1,000,000 shares of the common stock and continuing up to 5:00 p.m. Pacific Standard Time on a date which is 24 months from such date.

Effective on February 27, 2012, Pangea Investments GmbH sold all of the restricted shares of common stock held in its name (5,543,756 as shown on its last filed Form 4) to the following: Mr. Elimelech (2,471,878 shares); Mr. Mar-Chaim (2,471,878 shares); and Ralph Marthaler (600,000 shares).  Effective on that date, Mr. Marthaler, the controlling person of Pangea, is no longer a reporting person of the Company (since he currently owns 650,000 shares).

In the September 30, 2011 Form 10-Q, the Company reported the following cumulative numbers (inception through September 30, 2011) for the operating expenses of impairment of goodwill, and research and development, respectively: $146,760 and $618,379.  The Company recently determined that the correct numbers, respectively, should have been: $367,148 and $397,991.

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

Mr. Elimelech, age 54, has executive and multidisciplinary technical experience and has founded and led several hi-tech companies in the communication field.  During the period of 1982 to 2000, he had extensive executive, management and technical experience in telecommunications.  From January 2000 to June 2002, Mr. Elimelech served as a director and CEO of Impact Active Team Ltd., providing executive consulting for that company’s turn-around process up to an IPO.  For the period of July 2002 to the present, he has served as an investment manager of Pangea Investments GmbH’s office in Israel, a Swiss-based investment company, and from July 2003 to September 2005, he was an investment manager in Pangea’s subsidiary, Enterprise Capital AG.

(b)	Gai Mar-Chaim, Secretary/Treasurer/Director.

Mr. Mar-Chaim, age 49, has over twenty years of experience in strategic planning for more than 300 hi-tech companies.  In May 1987 he joined P.O.C. Capital Investments Ltd., a leading management-consulting firm in Israel, an affiliate of Arthur D. Little, and managed its technology & industrial division.  In January 2000, Mr. Mar-Chaim joined Fantine Group, a business development and venture capital group, and managed its management consulting practice; in January 2001, he left this firm to resume his consulting activities at P.O.C.  In June 2002 he joined Pangea as an investment manager in its Israel office and in July 2003 joined Enterprise Capital as an investment manager, a position he held until September 2005.  Mr. Mar-Chaim holds a Masters of Business Administration (finance) degree from Tel Aviv University.

Legal Proceedings.

There are two legal proceedings against Mr. Elimelech, and Mr. Mar-Chaim, as follows:

(a)           On November 23, 2006, Mercantile Bank filed a lawsuit in the Tel-Aviv Court is claiming a debt of $40,000, plus interest, from Enterprise Capital and from Impact Active, the Company’s wholly owned subsidiary (and not the Company as previously reported), as guarantor to loan provided to the Enterprise Capital.  Mr. Elimelech, and Mr. Mar-Chaim are also named as defendants in this action.  The defendants have filed answers in this action.

(b)           On October 19, 2006, P.O.C., the landlord of Enterprise Capital’s premises in Israel, filed a lawsuit in the Tel-Aviv Court claiming alleged utility debt of Enterprise Capital of about $14,000, plus interest.  Impact Active (and not the Company as previously reported), Mr. Elimelech, and Mr. Mar-Chaim are also named as defendants in this action.  The defendants have filed answers in this action.

(c)           On June 14, 2005, VKB Inc filed a lawsuit in the Tel-Aviv Court claiming $90,000 allegedly due to VKB by Enterprise Capital in connection of services and components provided to Enterprise Capital.  Pangea, Mr. Elimelech, and Mr. Mar-Chaim are also named as defendants in this action.  The defendants have filed answers in this action.  This action was dismissed with prejudice by VKB on October 11, 2011.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal year 2011, and certain written representations from executive officers and directors, the Company is aware that the following required reports were not timely filed:

(a)  Sam Elimelech: Form 4 to report the granting by the Company on January 20, 2011 of an option to purchase 990,000 restricted shares of Company common stock, and vesting at the rate of 330,000 per year for three years; and Form 4 to report the purchase by Mr. Elimelech from the Company of 4,000,000 restricted shares of common stock at $0.001 per share on March 1, 2011.

(b)  Gai Mar-Chaim: Form 4 to report the granting by the Company on January 20, 2011 of an option to purchase 990,000 restricted shares of Company common stock, and vesting at the rate of 330,000 per year for three years; and Form 4 to report the purchase by Mr. Mar-Chaim from the Company of 4,000,000 restricted shares of common stock at $0.001 per share on March 1, 2011.

(c)  Ralph Marthaler: Form 4 to report the sale by Pangea Investments GmbH (controlled Mr. Marthaler) on January 14, 2011 of 850,000 restricted shares of common stock to 1568934 Ontario Limited, another affiliate of the Company; Form 4 to report the sale on May 24, 2011 of 433,333 restricted shares of common stock to 1568934 Ontario Limited; Form 4 to report the sale on July 29, 2011 of 211,111 restricted shares of common stock to 1568934 Ontario Limited;

(d)  Howard Fialkov: Form 4 to report the purchase by 1568934 Ontario Limited (formerly controlled by Mr. Fialkov) on January 14, 2011 of 850,000 shares of common stock from Pangea Investments GmbH; Form 4 to report the purchase from the Company on January 14, 2011 of 266,667 restricted shares of common stock; Form 4 to report the granting by the Company of an option to purchase 1,000,000 restricted shares of common stock, exercisable for the period of 24 months after granting; Form 4 to report the purchase on May 24, 2011 of 433,333 restricted shares of common stock from Pangea Investments GmbH; Form 4 to report the purchase from the Company on May 24, 2011 of 140,000 restricted shares of common stock; Form 4 to report the purchase on July 29, 2011 of 211,111 restricted shares of common stock from Pangea Investments GmbH; Form 4 to report the purchase from the Company on July 29, 2011 of 66,666 restricted shares of common stock; Form 4 to report the issuance by the Company on September 2, 2011 of 60,000 restricted shares of common stock in payment of annual rent for 2011 for partial use of the offices of 1568934 Ontario Limited by the Company; Form 4 to report the purchase by 1568934 Ontario Limited on the open market on October 11, 2011 of 20,000 shares of common stock;  Form 4 to report the purchase by 1568934 Ontario Limited on the open market on October 20, 2011 of 5,000 shares of common stock;  Form 4 to report the purchase by HJG Partnership (under the partial control of Mr. Fialkov) on the open market on November 16, 2011 of 7,000 shares of common stock;  Form 4 to report the purchase by 1568934 Ontario Limited on the open market on November 17, 2011 of 5,000 shares of common stock; Form 4 to report the purchase by 1568934 Ontario Limited on the open market on November 22, 2011 of 30,000 shares of common stock; and Form 4 to report that as of December 29, 2011 Mr. Fialkov is no longer a reporting person of the Company since he is no longer in any control of either 1568934 Ontario Limited or HJG Partnership.

(e)  Gerald Fialkov: Form 3 to report that Mr. Fialkov is now the control person of both 1568934 Ontario Limited and HJG Partnership.

All of these reports have been prepared and filed with the SEC.

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

The following table presents compensation information for the years ended December 31, 2011, 2010, and 2009 for the persons who served as principal executive officer and principal financial officer (and directors)

Name and principal position (a)	Year (b)	Salary ($) (1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Award(s) ($) (2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Sam Elimelech, President	2011 2010 2009	180,000 240,000 240,000	- - -	- - -	- - -	- - -	- - -	- - -	180,000 240,000 240,000
Gai Mar-Chaim, Sec/Treas.	2011 2010 2009	180,000 240,000 240,000	- - -	- - -	- - -	- - -	- - -	- - -	180,000 240,000 240,000

(1)           This compensation has been accrued by the Company but not paid.

(2)           On January 15, 2011 the Company granted 1,980,000 stock options to two directors, to purchase common shares. The stock options are exercisable at fair market value as defined by the plan and vest over 3 years at 33% every year. The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $Nil, using the following assumptions: Expected volatility of 139.6%; expected life of 2.47 years; risk-free interest rate of 1.07%; and dividend yield of $Nil.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name and principal position (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Sam Elimelech, President	330,000	660,000	-	(1)	(2)	-	-	-	-
Gai Mar-Chaim, Sec/Treas.	330,000	660,000	-	(1)	(2)	-	-	-	-

(1)            Exercisable at fair market value as defined under the Employee Stock Option Plan.

(2)           These options vest at the rate of 330,000 per year for each director over a period of three years.  The options granted are not exercisable until January 1 of the following year.

Executive Officer Contracts.

(a)  On January 1, 2011, the Company entered into an Employment Agreement with Sam Elimelech, the Company’s president.  This agreement replaces the former employment agreement with the Company, cancelled on December 31, 2010.  Under this agreement, the Company will pay Mr. Elimelech $15,000 per month (reduced from $20,000 per month under the cancelled agreement) commencing on the effective date and terminating on December 31, 2012, and $20,000 per month commencing January 1 2013 and on.  During the period of this agreement, at the end of the calendar month which Mr. Elimelech desires, he can convert salary due into restricted shares of Company common stock at the trading price per share at the conversion date.  This agreement also provides for certain other benefits.

(b)  On January 1, 2011, the Company entered into an Employment Agreement with Gai Mar-Chaim, the Company’s secretary/treasurer.  This agreement replaces the former employment agreement with the Company, cancelled on December 31, 2010.  Under this agreement, the Company will pay Mr. Mar-Chaim $15,000 per month commencing on the effective date and terminating on December 31, 2012, and $20,000 per month commencing January 1 2013 and on.  During the period of this agreement, at the end of the calendar month which Mr. Mar-Chaim desires, he can convert salary due into restricted shares of Company common stock at the trading price per share at the conversion date.  This agreement also provides for certain other benefits.

Other Compensation.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.  In addition, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of February 28, 2012 (22,034,242 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group.  Each person or entity has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by that person or entity:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	1568934 Ontario Limited, 3845 Bathurst Street, Suite 202, Toronto, Ontario, Canada, M3H 3N2	7,897,486 (2)	34.29%
Common Stock	Sam Shlomo Elimelech, 5190 Neil Road, Suite 430, Reno, Nevada 89502	7,001,878 (3)	31.31%
Common Stock	Gai Mar-Chaim, 5190 Neil Road, Suite 430, Reno, Nevada 89502	6,901,878 (4)	30.86%
Common Stock	Shares of all directors and executive officers as a group (2 persons)	13,903,756	61.27%

(1)           Except as noted, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2)           In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (“1934 Act”), Gerald Fialkov may be deemed a control person of the shares owned by this stockholder.  In computing the number of shares beneficially owned by this stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.  Therefore, 1,000,000 of the total consists of shares of common stock underlying a stock option issued in connection with a Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated January 14, 2011.  This option is exercisable at a price that is equal to the public offering price of the Company’s common stock in a future Form S-1 registration statement and is exercisable for a period of 24 months from the Company's Form 15c2-11 filing with Financial Industry Regulatory Authority (“FINRA”) (which occurred on April 12, 2011).

(3)           In accordance with Rule 13d-3 under the1934 Act, since 150,000 shares of the total are held by members of Mr. Elimelech’s household, he is considered to be the beneficial owner of these shares also.  In computing the number of shares beneficially owned by this stockholder and the percentage ownership of this stockholder, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.  Therefore, 330,000 of the total consists of shares of common stock underlying the vested and exercisable portion of a stock option for 990,000 shares of common stock granted by the Company in exchange for services rendered to the Company (see Item 13 below).

(4)           In accordance with Rule 13d-3 under the 1934 Act, since 50,000 shares of the total are held by a member of Mr. Mar-Chaim’s household, he is considered to be the beneficial owner of these shares also.  In computing the number of shares beneficially owned by this stockholder and the percentage ownership of this stockholder, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.  Therefore, 330,000 of the total consists of shares of common stock underlying the vested and exercisable portion of a stock option for 990,000 shares of common stock granted by the Company in exchange for services rendered to the Company (see Item 13 below).

Securities Authorized for Issuance under Equity Compensation Plans.

The Company has adopted two equity compensation plans that are still in operation (neither of which has been approved by the Company’s stockholders):

(a)	2011 Stock and Option Plan.

The Company’s 2011 Stock and Option Plan, dated July 26, 2011, is intended to allow The Company’s 2011 Stock and Option Plan, dated July 26, 2011, is intended to allow designated directors, officers, employees, and certain non-employees, including consultants to receive certain options to purchase the Company’s common stock and to receive grants of common stock.  This plan covers up to 2,000,000 shares of common stock.  These shares were registered under a Form S-8 registration statement filed with the Securities and Exchange Commission on July 26, 2011.  Through December 31, 2011, a total of 830,000 shares have been issued out of this plan (with 1,170,000 remaining to be issued).

(b)	Employee Stock Option Plan.

On January 15, 2011, the Company adopted an Employee Stock Option Plan that is intended to is to attract and retain key employees of the Company) and its subsidiaries by the grant of options and stock appreciation rights.  This plan covers up to 3,000,000 shares of common stock.  On January 20, 2011, the Company granted stock options under this plan covering a total of 1,980,000 restricted shares of common stock to the two directors of the Company (990,000 each) (with options covering 1,020,000 remaining to be issued as of December 31, 2011).  These options vest at the rate of 330,000 per year for each director over a period of three years.  The options granted are not exercisable until January 1 of the following year.  They are exercisable at fair market value, as defined under this plan.

Equity Compensation Plan Information December 31, 2011
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,980,000	Fair market value	2011 Stock and Option Plan: 1,170,000 Employee Stock Option Plan: 1,020,000
Total	1,980,000	Fair market value	2011 Stock and Option Plan: 1,170,000 Employee Stock Option Plan: 1,020,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the last two fiscal years other than as set forth below, there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

(a)  On January 1, 2011, the Company entered into an Employment Agreement with Sam Elimelech, the Company’s president.  This agreement replaces the former employment agreement with the Company, cancelled on December 31, 2010 (the Employment Agreement between Mr. Elimelech and the Company, dated July 3, 2006).  See Exhibit 10.12.

(b)  On January 1, 2011, the Company entered into an Employment Agreement with Gai Mar-Chaim, the Company’s secretary/treasurer.  This agreement replaces the former employment agreement with the Company, cancelled on December 31, 2010 (the Employment Agreement between Mr. Mar-Chaim and the Company, dated July 3, 2006).  See Exhibit 10.13.

(c)  On January 5, 2011, the Company entered into a Regulation S Stock Purchase Agreements with the two directors of the Company.  Under these agreements, the directors purchased from the Company a total of 8,000,000 restricted shares of common stock at $0.001) per share for a total consideration of $8,000.  These shares were actually issued on or about March 1, 2011.  See Exhibits 10.14 and 10.15.

(d)  On January 6, 2011, the Company terminated the consulting agreement entered into with Pangea Investments GmbH on July 3, 2006.  Since Pangea did not deliver consulting and management services under this agreement during the period 2006-2010, the firm is not eligible for any management fees as specified under that agreement.

(e)  On January 14, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited, an affiliate of the Company.  Under this agreement, the purchaser purchased from the Company 266,667 restricted shares of common stock at $0.75 per share for a total consideration of $200,000.  These shares were issued on or about January 14, 2011.  See Exhibit 10.16.

In connection with this agreement, the Company issued to the purchaser an option, dated January 14, 2011, to purchase 1,000,000 restricted shares of the Company’s common stock.  This option is exercisable for a period of 24 months from the date of filing by the Company of a Form 211 with the Financial Industry Regulatory Authority (“FINRA”) at an exercise price that is equal to the public offering price of the common stock in a future Form S-1 registration statement of the Company.  This filing with FINRA occurred on April 12, 2011.  See Exhibit 4.1.

(f)  On January 20, 2011, the Company granted an options to Mr. Elimelech and Mr. Mar-Chaim to each purchase 990,000 restricted shares of Company common stock (see Exhibits 4.3 and 4.4).  This option is exercisable at fair market value, as defined in the Employee Stock Option Plan (see Exhibit 4.2).  This option vests at the rate of 330,000 per year over a period of three years.  The options granted are not exercisable until January 1 of the following year.  Therefore, only 330,000 shares of this option are currently exercisable.  Each vested portion of the option expires two years after vesting.  These options were granted in exchange for services provided to the Company.

(g)  On May 24, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited.  Under this agreement, the purchaser purchased from the Company 140,000 restricted shares of common stock at $0.75 per share for a total consideration of $105,000.  These shares were issued on or about June 14, 2011.  See Exhibit 10.19.

(h) On July 29, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited.  Under this agreement, the purchaser purchased from the Company 66,667 restricted shares of common stock at $0.75 per share for a total consideration of $50,000.  These shares were issued on or about August 8, 2011.  See Exhibit 10.20.

(i)  On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited located in Beverly Hills, California.  This office space is approximately 2,000 square feet; the Company pays 5,000 shares of restricted common stock each month for rent, electricity, telephones, and other expenses of the office.  The Company is under a month-to-month lease of these offices.  On August 8, 2011, the Company issued 60,000 restricted shares of common stock to 1568934 Ontario Limited under this arrangement as rent for the 2011 calendar year.

(j)  On December 26, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited.  Under this agreement, the purchaser purchased from the Company 2,590,909 restricted shares of common stock at $0.11 per share for a total consideration of $285,000.  These shares were issued on or about December 31, 2011.  See Exhibit 10.21.

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

Audit Fees.

The aggregate fees billed for professional services rendered by Dov Weinstein & Co. for the audit of the Company’s financial statements for each of the last two fiscal years and for review of the interim financial statements: 2011: $16,000; and 2010: $16,000

Audit-Related Fees.

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

The following documents are being filed as a part of this report on Form 10-K:

(a)           Audited financial statements as of and for the years ended December 31, 2011 and 2010, and the period of inception (July 23, 2004) through December 31, 2011; and

(b)           Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andain, Inc.

Dated: April 15, 2012	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sam Shlomo Elimelech Sam Shlomo Elimelech	President/Director (principal executive officer)	April 15, 2012
/s/ Gai Mar-Chaim Gai Mar-Chaim	Secretary/Treasurer/Director (principal financial officer)	April 15, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Andain Inc.

We have audited the accompanying consolidated balance sheets of Andain Inc. (a development stage company) (“Company) and its subsidiaries as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and for the period of inception (July 23, 2004) through December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended, and for the period of inception (July 23, 2004) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dov Weinstein & Co. C.P.A. (Isr)
Jerusalem, Israel
April 8, 2012

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$872	$23,672
Accounts receivable	930,177	236,382
Total current assets	931,049	260,054

Property, plant and equipment	35,098	47,477
Intangible assets	20,649	--
Other assets	360,178	93,841

Total assets	$1,346,974	$401,372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,180,879	$1,205,129
Total current liabilities	1,180,879	1,205,129

Long-term liabilities:
Long-term debt	550,312	1,867,201
Bank overdrafts	1	38,387

Total liabilities	1,731,192	3,110,717

Non-controlling interest	(466,982)	(186,441)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 22,034,242 shares issued and outstanding at December 31, 2011 and 9,980,000 at December 31, 2010	22,034	9,980
Additional paid-in capital	3,890,219	156,730

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	December 31, 2011	December 31, 2010

Share-based reserves	6,300	6,300
Accumulated deficit during development stage	(3,836,712)	(2,682,781)
Accumulated other comprehensive income/(loss)	923	(13,133)
Total Andain, Inc.’s stockholders equity/(deficit)	82,764	(2,522,904)

Total stockholders deficit	(384,218)	(2,709,345)

Total liabilities and stockholders’ deficit	$1,346,974	$401,372

The accompanying notes are an integral part of these consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period of Inception (July 23, 2004) through December 31,
	2011	2010	2011

Revenue:
Government grants	$312,990	$369,700	$682,690
Consulting income	12,016	6,079	384,334
Other income	15,000	--	15,000
Total revenue	340,006	375,779	1,082,024

Operating expenses:
Depreciation	(12,379)	(8,997)	(40,625)
General and administrative	(1,223,300)	(910,593)	(4,154,707)
Research and development	(223,878)	(146,760)	(370,638)
Impairment of goodwill	(14,708)	(322,977)	(412,699)
Loss on disposal of associate	(135,424)	--	(135,424)
Impairment loss	(177,729)	--	(177,729)
Total operating expenses	(1,787,418)	(1,389,327)	(5,291,822)

Loss from operations	(1,447,412)	(1,013,548)	(4,209,798)

Interest income	12,940	13,733	45,675
Interest expense	--	(2,219)	(4,734)

Net loss, including non-controlling interests	(1,434,472)	(1,002,034)	(4,168,857)

Add: Net loss attributable to non-controlling interest	280,541	51,604	332,145

Net loss attributable to Andain Inc.	$(1,153,931)	$(950,430)	$(3,836,712)

Loss per share – basic:
Net loss attributable to Andain	$(0.062)	$(0.095)
Weighted average common shares	18,639,062	9,980,000

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)

	Years Ended December 31,		Period of Inception (July 23, 2004) through December 31,
	2011	2010	2011

Loss per share – diluted:
Net loss attributable to Andain	$(0.047)	$(0.059)
Weighted average common shares	24,639,062	15,980,000

The accompanying notes are an integral part of these consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2011

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
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2011
(continued)

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

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2011
(continued)

	Common Stock		Capital In Excess Of Par	Share- Based Reserves	Non-Controlling Interest	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Non-controlling interest	--	--	--	--	67	--	--	67

Non-cash compensation expense	--	--	--	2,000	--	--	--	2,000

Foreign currency translation adjustment	--	--	--	--	--	--	1,131	1,131

Net loss	--	--	--	--	--	(499,928)	--	(499,928)

Balance at December 31, 2008	9,980,000	9,980	156,730	6,300	2,252	(1,268,988)	1,877	(1,091,849)

Non-controlling interest	--	--	--	--	43	--	--	43

Foreign currency translation adjustment	--	--	--	--	--	--	650	650

Net loss	--	--	--	--	--	(463,363)	--	(463,363)

Balance at December 31, 2009	9,980,000	9,980	156,730	6,300	2,295	(1,732,351)	2,527	(1,554,519)

Purchase of additional controlling interests	--	--	--	--	(137,132)	--	--	(137,132)

Foreign currency translation adjustment	--	--	--	--	--	--	(15,660)	(15,660)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2011
(continued)

	Common Stock		Capital In Excess Of Par	Share-Based Reserves	Non-Controlling Interest	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Net loss	--	--	--	--	(51,604)	(950,430)	--	(1,002,034)

Balance at December 31, 2010	9,980,000	9,980	156,730	6,300	(186,441)	(2,682,781)	(13,133)	(2,709,345)

Acquisition of subsidiary	--	--	585,029	--	--	--	--	585,029

Common stock issued at $0.75 per share for cash	266,667	267	199,733	--	--	--	--	200,000

Common stock issued at $0.24 per share for professional services	8,000,000	8,000	1,912,000	--	--	--	--	1,920,000

Common stock issued at $0.75 per share for cash	140,000	140	104,860	--	--	--	--	105,000

Common stock issued at $0.75 per share for cash	66,667	67	49,933	--	--	--	--	50,000

Common stock issued at $1.00 per share for rental	60,000	60	59,940	--	--	--	--	60,000

Common stock issued at $0.10 per share for services of transfer agent	100,000	100	9,900	--	--	--	--	10,000

Common stock issued for services under a Form S-8 registration statement	830,000	830	529,684	--	--	--	--	530,514

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2011
(continued)

	Common Stock		Capital In Excess Of Par	Share-Based Reserves	Non-Controlling Interest	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Common stock issued at $0.11 per share for cash	2,590,909	2,590	282,410	--	--	--	--	285,000

Foreign currency translation adjustment	--	--	--	--	--	--	14,056	14,056

Net loss	--	--	--	--	(280,541)	(1,153,931)	--	(1,434,472)

Balance at December 31, 201	22,034,243	$22,034	$3,890,219	$6,300	$(466,982)	$(3,836,712)	$923	$(384,218)

The accompanying notes are an integral part of these consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period of Inception (July 23, 2004) through December 31,
	2011	2010	2011
Operating activities:
Net loss attributable to Andain Inc.	$(1,153,931)	$(950,430)	$(3,836,712)
Income charges/(credits) not affecting cash:
Depreciation	12,379	8,997	40,625
Loss from acquisition of subsidiary	135,424	--	135,424
Amortization of goodwill	14,708	322,977	337,685
Impairment of loan	177,729	--	177,729
Minority interest	(280,541)	(51,604)	(329,850)
Shares issued for professional services	10,000	--	11,910
Non-cash compensation expense	--	--	6,000
Equity-settled share-based payment	360,000	--	360,300
Effect of movements in foreign exchange rates on non-cash items	571	(1,667)	(5,785)
Changes in operating assets and liabilities:
Accounts payable	(24,250)	996,175	1,175,902
Accounts receivable	(693,795)	(224,850)	(929,831)
Accrued compensation	360,000	480,000	2,280,000
Accrued expenses – stockholder	--	--	37,508
Accrued consulting fees – stockholder	--	--	60,000

Net cash provided by/(used in) operating activities	(1,081,706)	579,598	(479,095)

Investing activities:
Purchase of equipment	--	(28,636)	(70,548)
Acquisition of patent	(20,649)	--	(20,649)
Acquisition of subsidiary	(116,750)	(461,752)	(578,502)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended December 31,		Period of Inception (July 23, 2004) through December 31,
	2011	2010	2011

Disposal of interest in equity- accounted investee	--	2,459	--

Net cash used in investing activities	(137,399)	(487,929)	(669,699)
Financing activities:
Proceeds from increase in bank overdrafts	(38,387)	2,298	--
Proceeds from stock issued for cash	355,000	--	519,800
Proceeds from other loans	(58,211)	34,414	(59,520)
Loan from majority stockholder	863	(2,098)	(15,754)
Loan from equity-accounted investee	--	2,151	--
Loans from key management personnel	922,984	(117,706)	704,217

Net cash provided by (used in) financing activities	1,182,249	(80,941)	1,148,743

Increase/(decrease) in cash and cash equivalents	(36,856)	10,728	(51)

Cash and cash equivalents, beginning of period	23,672	28,604	--

Effects of exchange rate changes on balance of cash held in foreign currencies	14,056	(15,660)	923

Cash and cash equivalents, end of period	$872	$23,672	$872

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended December 31,		Period of Inception (July 23, 2004) through December 31,
	2011	2010	2011
Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of legal fees and other services	$530,514	$--	$530,514
Issuance of common stock for services of transfer agent	$10,000	$--	$10,000
Issuance of common stock for payment of rental expense	$60,000	$--	$60,000
Issuance of common stock for payment of consulting fees	$1,920,000	$--	$1,921,900
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$--	$300
Non-cash compensation expense	$--	$--	$6,000

The accompanying notes are an integral part of these consolidated financial statements

ANDAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010, AND
PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2011

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

Functional and Reporting Currency.

The consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency and presentation currency.  The financial statements of entities that use a functional currency other than the U.S. Dollar are translated into U.S. Dollars. Assets and liabilities are translated using the exchange rate on the respective balance sheet dates. Items in the income statement and cash flow statement are translated into U.S. Dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/(loss) within stockholders’ equity.

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

New Israeli Shekel (“NIS”) amounts as of December 31, 2011 have been translated into U.S. Dollars at the representative rate of exchange on December 31, 2011 (USD 1 = NIS 3.821).

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The amount of the allowance is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and the customers’ credit-worthiness.  Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve.  During 2011, a debtor in the amount of $177,729 of the Company went into liquidation.  Management considers this amount irrecoverable and it has been written off in full.

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

Goodwill and Intangible Assets.

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

Patents are stated at cost (primarily comprising legal fees) and are considered to have an indefinite useful life, they are not amortised but tested for impairment on an annual basis.

Accounts Payable and Accrued Expenses.

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Group prior to the end of the financial year that are unpaid and arise when the Group becomes obliged to make future payments in respect of the purchase of these goods and services.

Non-Controlling Interests.

A non-controlling interest in a subsidiary is an ownership interest in a consolidated entity that is reported as equity in the consolidated financial statements and separate from the Company’s equity.  In addition, net income/(loss) attributable to noncontrolling interests is reported separately from net income attributable to the Company in the consolidated financial statements.

Our consolidated statements present the full amount of assets, liabilities, income and expenses of all of our consolidated subsidiaries, with a partially offsetting amount shown in noncontrolling interests for the portion of these assets and liabilities that are not controlled by us.

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

Income Taxes.

Income taxes are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.”  Under the asset and liability method specified by Topic 740, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At December 31, 2011 and 2010, deferred tax assets had a 100% valuation allowance.

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

Share-Based Compensation.

The Company follows ASC Topic 718-10, “Stock Compensation,” which addresses accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.  Topic 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Upon the adoption of Topic ASC 718-10, the Company maintained its method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with Topic ASC 718-10.

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

Compensation expense is only recognized on awards that ultimately vest.

NOTE 4 – ACCOUNTS RECEIVABLE

	2011	2010

Trade accounts receivable	$573	$7,888
Advances to suppliers	417,722	100,821
Institutions	17,731	29,545
Grants received from the Office of the Chief Scientist
(“OCS”) (Israel)	494,151	98,128

	$930,177	$236,382

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Furniture	Vehicles	Total

Balance as of January 1, 2010	$4,079	$4,609	$17,483	$26,171

Capital expenditure	12,874	15,762	--	28,636
Depreciation	(3,147)	(230)	(5,620)	(8,997)
Effect of foreign currencyexchange differences	260	294	1,113	1,667

Balance as of December 31, 2010	14,066	20,435	12,976	47,477

Depreciation	(4,961)	(147)	(7,271)	(12,379)

Balance as of December 31, 2011	$9,105	$20,288	$5,705	$35,098

NOTE 6 – INTANGIBLE ASSETS

Intangible assets comprise a patent owned by the Company’s subsidiary Gaia Med.  The patent cost consists mainly of legal fees and relates to a miniature insulin pump.

	December 31, 2011
	Average Remaining Life	Purchase	Accumulated	Net Carrying
	(years)	Price	Amortization	Value

Patents	--	$20,649	--	$20,649

	--	$20,649	--	$20,649

NOTE 7 – OTHER ASSETS

	2011	2010

Other loans	$--	$43,775

Loans with related companies:
Related companies	360,178	50,066

	$360,178	$93,841

The above loans are unsecured, bear interest at 4% per annum, and have no set terms of repayment.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2011	2010
Trade payables	$130,239	$606,133
Institutions	69,490	44,942
Accrued liabilities	834,883	13,246
Deferred revenue:
Arising from government grants	119,006	33,787
Arising from unearned revenues	--	222,132
Refundable deposits	27,261	284,889

	$1,180,879	$1,205,129

NOTE 9 – LONG-TERM DEBT

	2011	2010

Key management personnel	$357,443	$1,701,233
Related companies	192,869	128,166
Other loans	--	37,802

	$550,312	$1,867,201

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

(c)  On July 19, 2006, the Company issued 200,000 restricted shares of common stock at $0.75 per share to 1568934 Ontario Limited, an affiliate of the Company, for consideration of $150,000.  Each share was accompanied by a 12 month warrant to acquire five shares of common stock at the price of the Company’s initial public offering as determined on the first day trading; however, no warrants were realized.

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

(f)  On January 14, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited.  Under this agreement, the purchaser purchased from the Company 266,667 restricted shares of common stock at $0.75 per share for a total consideration of $200,000.  These shares were issued on or about January 14, 2011.

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

(g)  On May 24, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited.  Under this agreement, the purchaser purchased from the Company 140,000 restricted shares of common stock at $0.75 per share for a total consideration of $105,000.  These shares were issued on or about June 14, 2011.

(h) On July 29, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited.  Under this agreement, the purchaser purchased from the Company 66,667 restricted shares of common stock at $0.75 per share for a total consideration of $50,000.  These shares were issued on or about August 8, 2011.

(i) On August 1, 2011, the Company issued 830,000 free trading shares of common stock registered under a Form S-8 registration statement for various professional services to the Company.

(j)  On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited located in Beverly Hills, California.  This office space is approximately 2,000 square feet; the Company pays 5,000 shares of restricted common stock each month for rent, electricity, telephones, and other expenses of the office.  The Company is under a month-to-month lease of these offices.  On August 8, 2011, the Company issued 60,000 restricted shares of common stock to 1568934 Ontario Limited under this arrangement as rent for the 2011 calendar year.

(k) On August 8, 2011, the Company issued 100,000 restricted shares of common stock to the Company’s transfer agent, Globex Transfer, LLC, for professional services.

(l)  On December 26, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited.  Under this agreement, the purchaser purchased from the Company 2,590,909 restricted shares of common stock at $0.11 per share for a total consideration of $285,000.  These shares were issued on or about December 31, 2011.

Preferred Stock.

The Company has authorized, but not issued, 10,000,000 shares of preferred stock, par value $0.001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the stockholders.

NOTE 11 – PROVISION FOR TAXES

At December 31, 2011, the Company had net operating loss carry forwards of $3,836,712 that may be offset against future federal taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely.  Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the year ended December 31, 2011 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(502,065)
Valuation allowance	502,065

Total	$--

NOTE 12 – BUSINESS COMBINATIONS

Subsidiary Acquired.

Gaia Med Ltd.  is an Israeli company established on June 30, 2008, and situated in Israel in the City of Arad.  On December 31, 2011 the Company acquired control through a share buyback from existing shareholders at a price of NIS 1, giving Andain Inc control over 57.6% of the voting equity interests of that company.  This subsidiary was acquired for its unique technologies regarding insulin pump research.  The acquisition of Gaia Med was achieved in stages, through a share buy-back scheme.

Consideration Transferred.

Consideration paid	$1

Goodwill Arising from the Acquisition.

Acquisition date fair value of consideration	$1
Add: Acquisition-date fair value of any non-controlling
interest in the acquiree;	(30,923)
Add: Acquisition-date fair value of the acquirer's previously
held equity interest in the acquiree; and	(27,284)
Less: Fair value of identifiable net liabilities acquired	72,914

Goodwill arising on acquisition	$14,708

Goodwill from the acquisition arose as the inclusion of Gaia Med effectively includes amounts in relation to the benefit of expected synergies, revenue growth and future market development of the Company.  These benefits are not recognised separately from goodwill as they do not meet the criteria for identifiable intangible assets.

None of the goodwill arising from this acquisition is expected to be deductible for tax purposes.

Assets Acquired and Liabilities Recognized at Date of Acquisition.

Gaia Med
Current assets	$30,219
Non-current Assets	81,236
Current liabilities	(184,369)
Non-current Liabilities	--

Net (liabilities) acquired	$(72,914)

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

The following entities have been identified as related parties of the Company as of December 31, 2011:

Pangea Investments GmbH	Greater than 10% stockholder
1568934 Ontario Limited	Greater than 10% stockholder
Sam Elimelech	Director and greater than 10% stockholder
Gai Mar-Chaim	Director and greater than 10% stockholder
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, majority-owned subsidiary
Meizam Arad Investments Ltd.	Israeil, majority owed subsidiary
Gai Med Ltd.	Israeli, majority owned subsidiary
P.O.C. Hi Tech Ltd.	Israeli company with common director

The following transactions were carried out with related parties:

	2011	2010
	$	$
Income statements:
Directors’ remuneration	360,000	480,000

Balance sheets:
Loan – related companies	360,178	50,066
Loans – key management personnel	(357,443)	(1,701,233)
Loan – related companies	(192,869)	(128,166)

NOTE 15 – RECENT ACCOUNTING PRONOUCEMENTS

Recent Accounting Guidance Not Yet Adopted.

In May 2011, the FASB issued guidance in regard to fair value measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (IFRS). This guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company does not anticipate that the adoption of this guidance will have a material impact on our financial statements.

In June 2011, the FASB issued guidance in regard to the presentation of comprehensive income. In the new guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company is currently evaluating the alternative presentations; however, the adoption of this guidance will not have a material impact on our financial statements as it relates to required disclosures and presentation only.

In September 2011, the FASB issued guidance in regard to goodwill impairment. The new guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a "qualitative" assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. If adopted, we do not expect this guidance to have a material impact on our financial statements.

NOTE 16 – SHARE-BASED COMPENSATION

2011 Stock and Option Plan.

The Company’s 2011 Stock and Option Plan, dated July 26, 2011, is intended to allow The Company’s 2011 Stock and Option Plan, dated July 26, 2011, is intended to allow designated directors, officers, employees, and certain non-employees, including consultants to receive certain options to purchase the Company’s common stock and to receive grants of common stock.  This plan covers up to 2,000,000 shares of common stock.  These shares were registered under a Form S-8 registration statement filed with the Securities and Exchange Commission on July 26, 2011.  Through December 31, 2011, a total of 830,000 shares have been issued out of this plan (with 1,170,000 remaining to be issued).

Employee Stock Option Plan.

On January 15, 2011, the Company adopted an Employee Stock Option Plan that is intended to is to attract and retain key employees of the Company) and its subsidiaries by the grant of options and stock appreciation rights.  This plan covers up to 3,000,000 shares of common stock.  On January 20, 2011, the Company granted stock options under this plan covering a total of 1,980,000 restricted shares of common stock to the two directors of the Company (990,000 each) (with options covering 1,020,000 remaining to be issued as of December 31, 2011).  These options vest at the rate of 330,000 per year for each director over a period of three years.  The options granted are not exercisable until January 1 of the following year.  They are exercisable at fair market value, as defined under this plan.

NOTE 17 – SUBSEQUENT EVENTS

On January 5, 2012, the Company granted to 1568934 Ontario Limited, in connection with the purchase agreement dated December 26, 2011, an option to purchase two shares of Company common stock for each share purchased under this agreement, for a total of up to 5,181,818 shares.  The exercise price of this option is 67% of the lowest share price of the first one million shares sold by the Company’s underwriter to the public as of the Company public offering as set for in a Form S-1 registration statement to be filed with the Securities and Exchange Commission at a later time.   This option will be exercisable commencing the following day the Company’s underwriter completes the sale of the first 1,000,000 shares of the common stock and continuing up to 5:00 p.m. Pacific Standard Time on a date which is 24 months from such date.

Effective on February 27, 2012, Pangea Investments GmbH sold all of the restricted shares of common stock held in its name (5,543,756 as shown on its last filed Form 4) to the following: Mr. Elimelech (2,471,878 shares); Mr. Mar-Chaim (2,471,878 shares); and Ralph Marthaler (600,000 shares).  Effective on that date, Mr. Marthaler, the controlling person of Pangea, is no longer a reporting person of the Company (since he currently owns 650,000 shares).

In the September 30, 2011 Form 10-Q, the Company reported the following cumulative numbers (inception through September 30, 2011) for the operating expenses of impairment of goodwill, and research and development, respectively: $146,760 and $618,379.  The Company recently determined that the correct numbers, respectively, should have been: $367,148 and $397,991.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

4.1	Option issued to 1568934 Ontario Limited by the Company, dated January 14, 2011 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on March 29, 2011).

4.2	Employee Stock Option Plan, dated January 15, 2011 (incorporated by reference to Exhibit 4.2 of the Form 10-Q filed on November 21, 2011).

4.3	Stock Option Grant to Sam Elimelech, dated January 20, 2011 (incorporated by reference to Exhibit 4.3 of the Form 10-Q filed on November 21, 2011).

4.4	Stock Option Grant to Gai Mar-Chaim, dated January 20, 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-Q filed on November 21, 2011).

4.5	2011 Stock and Option Plan, dated July 26, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on July 26, 2011).

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

10.19
Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated May 24, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on July 19, 2011) (excluding Schedules 2.4, 2.7, and 2.10).

10.20
Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 29, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on August 16, 2011) (excluding Schedules 2.4, 2.7, and 2.10).

10.21
Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated December 26, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on February 6, 2012) (including Schedule 1.4 (Option to Purchase Shares of Common Stock) and Schedule 2.4 (Litigation); excluding Schedule 2.7).

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