Form 10-Q
period 2012-03-31
ANDAIN, INC.
filed 2012-05-21
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Yes ☐    No ☒

As of March 31, 2012, the Company had 22,334,242 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORM	PAGE

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011	4

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011 AND PERIOD OF INCEPTION THROUGH MARCH 31, 2012	6

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011 AND PERIOD OF INCEPTION THROUGH MARCH 31, 2012	7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4. CONTROLS AND PROCEDURES	27

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	28

ITEM 1A. RISK FACTORS	28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	29

ITEM 4. MINE SAFETY DISCLOSURES	29

ITEM 5. OTHER INFORMATION	29

ITEM 6. EXHIBITS	31

SIGNATURE	31

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$135,292	$872
Accounts receivable	574,488	930,177
Total current assets	709,780	931,049

Property, plant and equipment	34,059	35,098
Intangible assets	21,238	20,649
Other assets	661,191	360,178

Total assets	$1,426,268	$1,346,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$957,486	$1,180,879
Total current liabilities	957,486	1,180,879

Long-term liabilities:
Long-term debt	625,795	550,312
Bank overdrafts	--	1

Total liabilities	1,583,281	1,731,192

Non-controlling interest	(189,145)	(466,982)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	March 31, 2012 (Unaudited)	December 31, 2011
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 22,334,242 shares issued and outstanding at March 31, 2012 and 22,034,242 at December 31, 2011	22,334	22.034
Additional paid-in capital	3,925,919	3,890,219
Share-based reserves	6,300	6,300
Accumulated deficit during development stage	(3,924,428)	(3,836,712)
Accumulated other comprehensive income	2,007	923
Total Andain, Inc. stockholders’ equity	32,132	82,764

Total stockholders’ deficit	(157,013)	(384,218)

Total liabilities and stockholders’ deficit	$1,426,268	$1,346,974

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Period of Inception (July 23, 2004) through
	2012	2011	March 31, 2012
Revenue:
Government grants	$--	$104,132	$682,690
Consulting income	44,831	7,439	429,165
Other income	--	--	15,000
Total revenue	44,831	111,571	1,126,855

Operating expenses:
Depreciation	(4,944)	(2,745)	(45,569)
General and administrative	(337,540)	(266,810)	(4,492,247)
Research and development	--	--	(370,638)
Impairment of goodwill	--	--	(412,699)
Loss on disposal of associate	--	--	(135,424)
Impairment loss	(67,738)	--	(245,467)
Total operating expenses	(410,222)	(269,555)	(5,702,044)

Loss from operations	(365,391)	(157,984)	(4,575,189)

Interest income	16,487	--	62,162
Interest expense	--	--	(4,734)

Loss before extraordinary gain	(348,904)	(157,984)	(4,517,761)

Extraordinary gain on forgiveness of debt	230,126	--	230,126

Net loss	(118,778)	(157,984)	(4,287,635)

Add: Net loss attributable to non-controlling interests	31,062	28,659	363,207

Net loss attributable to Andain, Inc.	(87,716)	(129,325)	(3,924,428)

Loss per share – basic: Net loss attributable to Andain	$(0.00)	$(0.01)
Weighted average common shares outstanding	22,215,562	18,246,667
Loss per share – diluted: Net loss attributable to Andain	$(0.00)	$(0.01)
Weighted average common shares outstanding	28,215,562	24,246,667

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,		Period of Inception (July 23, 2004) through
	2012	2011	March 31, 2012
Operating activities:
Net loss attributable to Andain, Inc.	$(87,716)	$(129,325)	$(3,924,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,944	2,745	45,569
Loss from acquisition of subsidiary	--	--	135,424
Shares issued in subsidiary	--	642,170	--
Amortization of goodwill	--	--	337,685
Impairment of loan	67,738	--	245,467
Minority interest	277,837	(16,385)	(52,013)
Shares issued for professional services	--	1,920,000	11,910
Non-cash compensation expense	--	--	6,000
Equity-settled share-based payments	36,000	--	396,300
Effect of movements in foreign exchange rates on non-cash items	(4,494)	(927)	(10,279)
Changes in operating assets and liabilities:
Accounts payable	(223,393)	(224,588)	952,509
Accounts receivable	355,689	(121,368)	(574,142)
Accrued compensation	90,000	90,000	2,370,000
Accrued consulting fees	--	--	60,000
Accrued expenses – stockholder	--	--	37,508

Net cash provided by operating activities	516,605	2,162,322	37,510

Investing activities:
Purchase of equipment	--	(290)	(70,548)
Acquisition of patent	--	--	(20,649)
Acquisition of subsidiary	--	(200,723)	(578,502)
Acquisition of interest in equity-accounted investee	--	(646,366)	--

Net cash used in investing activities	--	(847,379)	(669,699)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

	Three Months Ended March 31		Period of Inception July 23, (2004) through
	2012	2011	March 31, 2012
Financing activities:
Proceeds from increase in bank overdrafts	--	751	--
Proceeds from stock issued for cash	285,000	200,723	804,800
Proceeds from other loans	(838,531)	(182,439)	(913,805)
Loan from equity-accounted investee	--	646,366	--
Loans from key management personnel	170,262	(1,942,076)	874,479

Net cash provided by (used in) financing activities	(383,269)	(1,276,675)	765,474
Increase in cash and cash equivalents	133,336	38,268	133,285
Effects of exchange rate changes on the balance of cash held in foreign currencies	1,084	(13,894)	2,007

Cash and cash equivalents, beginning of period	872	23,672	--

Cash and cash equivalents, end of period	$135,292	$48,046	$135,292
Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of legal fees and various other services	$36,000	$--	$566,514
Issuance of common stock for payment of services of transfer agent	$--	$--	$10,000
Issuance of common stock for payment of rental expense	$--	$--	$60,000
Issuance of common stock for payment of management and consulting fees	$--	$1,920,000	$1,921,900
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$--	$300
Non-cash compensation expense	$--	$--	$6,000

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

After discussions with management, an Israeli law firm which provided legal services to the Company’s industrial incubator project; Meizam Arad Ltd discharged the Company from certain claims and debts, which resulted in an extraordinary gain on forgiveness of debt of $230,126.

NOTE 2 – BASIS OF PRESENTATION

Statement of Compliance.

The financial information included herein for the three-month periods ended March 31, 2012 and 2011 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2011 is derived from Andain Inc.’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Andain’s 2011 Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

New Israeli Shekel (“NIS”) amounts as of March 31, 2012 have been translated into U.S. Dollars at the representative rate of exchange on March 31, 2012 (USD 1 = NIS 3.715).

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

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered bad debt recoveries.  As of March 31, 2012, the Company has experienced no bad debt write offs from operations.

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

Patents are stated at cost and are considered to have an indefinite useful life, they are not amortized but tested for impairment on an annual basis.

Accounts Payable and Accrued Expenses.

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Group prior to the end of the financial year that are unpaid and arise when the Group becomes obliged to make future payments in respect of the purchase of these goods and services.

Non-Controlling Interests.

A non-controlling interest in a subsidiary is an ownership interest in a consolidated entity that is reported as equity in the consolidated financial statements and separate from the Company’s equity.  In addition, net income/(loss) attributable to non-controlling interests is reported separately from net income attributable to the Company in the consolidated financial statements.

The Company’s consolidated statements present the full amount of assets, liabilities, income and expenses of all of its consolidated subsidiaries, with a partially offsetting amount shown in non-controlling interests for the portion of these assets and liabilities that are not controlled by the Company.

Revenue Recognition.

The Company recognizes revenue when all four recognition criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, seller’s price to buyer is fixed or determinable, and collectability is reasonably assured.

Research and Development.

Internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed.

Income Taxes.

Income taxes are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.”  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled.  Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Share-Based Compensation.

The Company follows ASC Topic 718-10, “Stock Compensation,” which addresses accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.  Topic 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Upon the adoption of Topic 718-10, the Company maintained its method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with Topic 718-10.

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

Compensation expense is only recognized on awards that ultimately vest.

NOTE 4 – ACCOUNTS RECEIVABLE

	March 31, 2012	December 31, 2011
	(Unaudited)
Trade accounts receivable	$8,721	$573
Suppliers paid in advance	40,504	417,722
Institutions	17,013	17,731
Grants receivable from the
Office of the Chief Scientist (Israel)	508,250	494,151

	$574,488	$930,177

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Furniture	Vehicles	Total
Balance as of December 31, 2011	$9,105	$20,288	$5,705	$35,098

Depreciation	(331)	(138)	(4,475)	(4,944)
Effect of foreign currency
exchange differences	251	2,501	1,153	3,905

Balance as of March 31, 2012 (unaudited)	$9,025	$22,651	$2,383	$34,059

NOTE 6 – INTANGIBLE ASSETS

Intangible assets comprise a patent owned by the Company’s subsidiary Gaia Med.  The patent cost consists mainly of legal fees and relates to a miniature insulin pump.

	March 31, 2012
	(Unaudited)
	Average Remaining Life (years)	Purchase Price	Additions	Accumulated Amortization	Net Carrying Value
Patents	--	$20,649	$589	--	$21,238

	--	$20,649	$589	--	$21,238

NOTE 7 – OTHER ASSETS

Other assets consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Other loans	$22,530	$--

Loans with related parties:
Related companies	638,661	360,178

	$661,191	$360,178

The above loans are unsecured, bear interest at 4% per annum, and have no set terms of repayment.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2012	December 31, 2011
	(Unaudited)
Trade payables	$175,241	$130,239
Institutions	61,897	69,490
Accrued liabilities	597,848	834,883
Deferred revenue:
Arising from government grants	122,500	119,006
Refundable deposits	--	27,261

	$957,486	$1,180,879

NOTE 9 – LONG-TERM DEBT

	March 31, 2012	December 31, 2011
	(Unaudited)
Key management personnel	$617,705	$357,443
Related companies	8,090	192,869

	$625,795	$550,312

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

In connection with this agreement, the Company granted to the purchaser an option, dated January 14, 2011, to purchase 1,000,000 restricted shares of the Company’s common stock.  This option is exercisable for a period of 24 months from the date of filing by the Company of a Form 211 with the Financial Industry Regulatory Authority (“FINRA”) at an exercise price that is equal to the public offering price of the common stock in a future Form S-1 registration statement of the Company.

(g)     On January 20, 2011, the Company granted options to the two directors of the Company to each purchase 990,000 restricted shares of Company common stock.  This option is exercisable at fair market value, as defined in the Employee Stock Option Plan.  This option vests at the rate of 330,000 per year over a period of three years.  The options granted are not exercisable until January 1 of the following year.  Therefore, only 330,000 shares of this option are currently exercisable.  Each vested portion of the option expires two years after vesting.  These options were granted in exchange for services provided to the Company.

(h)     On May 24, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited.  Under this agreement, the purchaser purchased from the Company 140,000 restricted shares of common stock at $0.75 per share for a total consideration of $105,000.  These shares were issued on or about June 14, 2011.

(i)      On July 29, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited.  Under this agreement, the purchaser purchased from the Company 66,667 restricted shares of common stock at $0.75 per share for a total consideration of $50,000.  These shares were issued on or about August 8, 2011.

(j)      On August 1, 2011, the Company issued 830,000 free trading shares of common stock registered under a Form S-8 registration statement for various professional services to the Company.

(k)     On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited located in Beverly Hills, California.  This office space is approximately 2,000 square feet; the Company pays 5,000 shares of restricted common stock each month for rent, electricity, telephones, and other expenses of the office.  The Company is under a month-to-month lease of these offices.  On August 8, 2011, the Company issued 60,000 restricted shares of common stock to 1568934 Ontario Limited under this arrangement as rent for the 2011 calendar year.

(l)      On August 8, 2011, the Company issued 100,000 restricted shares of common stock to the Company’s transfer agent, Globex Transfer, LLC, for professional services.

(m)    On December 26, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited.  Under this agreement, the purchaser purchased from the Company 2,590,909 restricted shares of common stock at $0.11 per share for a total consideration of $285,000.  These shares were issued on or about December 31, 2011.

(n)     On February 5, 2012, the Company issued a total of 300,000 restricted shares of common stock (150,000 each) to Otzarot Tarshsih Nechasim Vehashkaott Ltd., for consulting work, and Uziel Economic Consultant Ltd., for marketing services.

Preferred Stock.

The Company has authorized, but not issued, 10,000,000 shares of preferred stock, par value $0.001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the stockholders.

NOTE 11 – PROVISION FOR TAXES

At March 31, 2012, the Company had net operating loss carry forwards of $3,924,428 that may be offset against future federal taxable income through 2025. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely.  Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

The income tax benefit for the three months ended March 31, 2012 differs from the amount computed at the federal statutory rates of approximately 35% as follows:

Income tax benefit at statutory rate	$(41,572)
Valuation allowance	41,572

Total	$--

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

The following entities have been identified as related parties:

1568934 Ontario Limited	Greater than 10% stockholder
Sam Elimelech	Director and greater than 10% stockholder
Gai Mar-Chaim	Director and greater than 10% stockholder
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, majority-owned subsidiary
Meizam Arad Investments Ltd.	Israeli, majority-owned subsidiary
Gaia Med Ltd.	Israeli, majority-owned subsidiary
P.O.C. Hi Tech Ltd.	Israeli company with common director

The following transactions were carried out with related parties:

	March 31, 2012	December 31, 2011
	(Unaudited)
	$	$
Income statements:
Directors’ remuneration	90,000	360,000

Balance sheets:
Loans receivable from related companies	638,661	360,178
Loans – key management personnel	(617,705)	(357,443)
Loans owing to related companies	(8,090)	(192,896)

NOTE 14 – RECENT ACCOUNTING STANDARDS

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. In future research and development transactions, we will analyze the impact and, when the milestones are substantive, we will recognize them according to ASU 2010-17. Accordingly, the adoption of the provisions of ASU 2010-17 did not have any effect on our financial position, results of operations or cash flows.

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

(b)           Operations.

Insulin Pumps.

The Company separates the development in any aspect from the development of the Gaia Med Diamond semi-disposable pump.  The Company has successfully managed to develop Gaia-Med’s technology and intellectual properties secured by patents, and develop new, separate intellectual properties for the MinIn pump capable and eligible for its own patents to be registered and filed in second quarter of 2012.  The Company’s development success of new and separate technology that is not based or relates in any aspect on Gaia-Med’s technology precludes the Company and the incubator from any royalty payments on this product line.  The Company and the incubator also continue to develop the semi-disposable Gaia-Med pump within its original program.  Therefore, the Company intends to establish a new company to accommodate all assets and operations of the MinIn pump as soon as this pump is ready for clinical trials batch production.

Nano-Particles.

The Company separates the additional development in any aspect from the development done in TPDS.

The Company has successfully managed to develop new technology and intellectual properties to be secured by new patents, for the multi-tasking nano-particles, to be filed in second quarter of 2012.  The Company’s development success of new and separate technology that is not based or relates in any aspect on TPDS’s technology precludes the Company and the incubator from any royalty payments on this product line.  Currently, the Company and the incubator-halted development of TPDS based technology, and now develop only its new technology. The Company will revisit the original TPDS development program in the third quarter of 2012, according the pre-clinical results of the new technology and product.

The Company intends to establish in the second quarter of 2012 a new company to accommodate all assets and operations of the new technology and development

Stem Cell Therapy.

The Company intends to establish in the second quarter of 2012 a new company to accommodate all assets and operations of the new technology and development of the project.

Results of Operations.

(a)           Total Revenue.

The Company had total revenue of $44,831 for the three months ended March 31, 2012 compared to $111,571 for the three months ended March 31, 2011, a decrease of $66,740 or approximately 60%.  This decrease in total revenue was the result of the ending of government assistance received by the industrial incubator, Meizam Arad, and TPDS and Gaia Med.

The Company had total revenue of $1,126,855 for the period of inception (June 23, 2004) through March 31, 2012.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $337,540 for the three months ended March 31, 2012, compared to $266,810 for the three months ended March 31, 2011, an increase of $70,730 or approximately 26%.  The increase in general and administrative expensed was due to general increase in activity in Meizam Arad.

The Company had general and administrative expenses of $4,492,247 for the period of inception (June 23, 2004) through March 31, 2012.

(c)           Research and Development Expenses.

The Company had research and development expenses of $0 for the three months ended March 31, 2012 compared to $0 for the three months ended March 31, 2011.  The Company had research and development expenses of $370,638 for the period of inception (June 23, 2004) through March 31, 2012.

(d)           Net Loss.

The Company had a net loss of $87,716 for the three months ended March 31, 2012 compared to $129,325 for the three months ended March 31, 2011, a decrease of $41,609 or approximately 32%.  The decrease in net loss is the result of the factors noted above, as well as an extraordinary gain on forgiveness of debt by Meizam Arad.

The Company had a net loss of $3,924,428 for the period of inception (June 23, 2004) through March 31, 2012.

Operating Activities.

The net cash provided by operating activities was $516,605 for the three months ended March 31, 2012 compared to $2,162,322 for the three months ended March 31, 2011, a decrease of $1,645,717 or approximately 76%.  This decrease increase is attributed to many changes from period to period, but mainly due to shares issued for the payment of professional services during the three months period ended March 31, 2011

Investing Activities.

Net cash used in investing activities was $0 for the three months ended March 31, 2012 compared to $847,379 for the three months ended March 31, 2011.

Liquidity and Capital Resources.

As of March 31, 2012, the Company had total current assets of $709,780 and total current liabilities of $957,486 resulting in a working capital deficit of $247,706.  The cash and cash equivalents was $135,292 as of March 31, 2012 compared to $872 as of December 31, 2011, an increase of decrease of $134,420.  This increase was due to the receipt of proceeds from the issuance of common stock.

The net cash used in financing activities was $383,269 for the three months ended March 31, 2012 compared to $1,276,675 for the three months ended March 31, 2011, a decrease of $893,406 or approximately 70%.  This decrease was attributed to the payment of professional services during the three months ended March 31, 2011. Overall, cash and cash equivalents for the three months ended March 31, 2012 increased by $133,336.

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

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates; (b) impairment of long-lived assets; (c) revenue recognition; and (d) share-based compensation.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

(c)           Revenue Recognition.

The Company recognizes revenue when all four recognition criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, seller’s price to buyer is fixed or determinable, and collectability is reasonably assured.

(d)           Share-Based Compensation.

The Company follows Accounting Standards Codification Topic 718-10, “Stock Compensation,” which addresses accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.  Topic 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Upon the adoption of Topic 718-10, the Company maintained its method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with Topic 718-10.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2011 that were not reported in a previously filed Form 8-K, except as follows:

On February 5, 2012, the Company issued a total of 300,000 restricted shares of common stock (150,000 each) to Otzarot Tarshsih Nechasim Vehashkaott Ltd., for consulting work, and Uziel Economic Consultant Ltd., for marketing services.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended March 31, 2012, except as follows:

(a)  Effective on February 27, 2012, Pangea Investments GmbH, a former affiliate of the Company, sold all of the restricted shares of common stock held in its name (5,543,756 as shown on its last filed Form 4) to the following: Sam Elimelech, a Company director and president (2,471,878 shares); Gai Mar-Chaim, a Company director and secretary/treasurer (2,471,878 shares); and Ralph Marthaler, the control person of Pangea (600,000 shares).

(b)  Mr. Elimelech purchased shares of its common stock on the open market, as follows:

January 19, 2012: 1,000 shares at $0.12 per share ($120 total).
January 26, 2012: 1,000 shares at $0.95 per share ($95 total).
January 26, 2012: 1,000 shares at $0.10 per share ($100 total).
February 1, 2012: 1,000 shares at $0.15 per share ($150 total).
February 16, 2012: 5,000 shares at $0.12 per share ($600 total).
March 8, 2012: 5,000 shares at $0.10 per share ($500 total).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Corrections to 2011 Form 10-K:

After the Company’s Form 10-K for the year ended December 31, 2011 was filed, management noted the following items that need correction:

(a)  Item 1A Risk Factors: Under Risk Factors Related to the Common Stock, it was noted that the Company was not yet trading on the Over the Counter Bulletin Board.  In fact, the Company filed an application and commenced quotation on this market on June 29, 2011.

(b)  Item 2 Properties: The first paragraph of this section was not worded correctly and should have read:

“The Company does not own any fixed property and has no agreements in place or planned to acquire any properties.  On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited, an affiliate of the Company, located in Beverly Hills, California.  This office space is approximately 2,000 square feet; the Company pays 5,000 shares of restricted common stock each month for rent, electricity, telephones, and other expenses of the office.  The Company is under a month-to-month lease of these offices.”

(c)  Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities:

Mr. Elimelech purchased shares of Company common stock on the open market on the following dates and in the following amount:

November 23, 2011: 5,000 shares at $0.08 per shares ($400 total).
November 24, 2011: 5,000 shares at $0.10 per shares ($500 total).
December 6, 2011: 1,500 shares at $0.12 per share ($180 total).
December 7, 2011: 3,000 shares at $0.10 per share ($300 total).
December 8, 2011: 1,500 shares at $0.13 per share ($195 total).
December 24, 2011: 10,000 shares at $0.12 per share ($1,200 total).

(d)  Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Net Loss, should have read:

“The Company had a net loss of $1,153,931 for the year ended December 31, 2011 compared to $950,430 for the year ended December 31, 2010, an increase of $203,201 or approximately 21%.  The increase in net loss is the result primarily from the Company’s accelerated development and engineering for production of our disposable insulin pump.”

(e)  Item 10 Directors, Executive Officers, and Corporate Governance:

Compliance with Section 16(a) of the Securities Exchange Act: Additional Form 4’s to report purchases of Company common stock by Mr. Elimelech, as set forth in (c) above.  A Form 4 to cover these purchases is being prepared now for filing with the SEC.

(f)  Item 11 Executive Compensation: In footnote No. 2 to the compensation chart, the grant date for the options granted to the two officers of the Company should have read “January 20, 2011.”

ITEM 6.  EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andain, Inc.

Dated: May 21, 2012	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President
(principal executive officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

4.1	Option issued to 1568934 Ontario Limited by the Company, dated January 14, 2011 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on March 29, 2011).

4.2	Employee Stock Option Plan, dated January 15, 2011 (incorporated by reference to Exhibit 4.2 of the Form 10-Q filed on November 21, 2011).

4.3	Stock Option Grant to Sam Elimelech, dated January 20, 2011 (incorporated by reference to Exhibit 4.3 of the Form 10-Q filed on November 21, 2011).

4.4	Stock Option Grant to Gai Mar-Chaim, dated January 20, 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-Q filed on November 21, 2011).

4.5	2011 Stock and Option Plan, dated July 26, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on July 26, 2011).

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

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-K filed on April 16, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).