Form 10-Q
period 2012-06-30
ANDAIN, INC.
filed 2012-08-29
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Yes ☐   No ☒

As of June 30, 2012, the Company had 22,534,242 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,268	$872
Accounts receivable	1,025,290	930,177
Total current assets	1,039,558	931,049

Property, plant and equipment	25,179	35,098
Intangible assets	20,112	20,649
Other assets	194,428	360,178

Total assets	$1,279,277	$1,346,974

LIABILITIES AND CAPITAL DEFFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,109,731	$1,180,879
Total current liabilities	1,109,731	1,180,879

Long-term liabilities:
Long-term debt	715,902	550,312
Bank overdrafts	--	1

Total liabilities	1,825,633	1,731,192

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	June 30, 2012 (Unaudited)	December 31, 2011
CAPITAL DEFFICIENCY

Andain Inc.'s Stockholders:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 22,534,242 shares issued and outstanding at June 30, 2012 and 22,034,242 at December 31, 2011	22,534	22.034
Additional paid-in capital	3,939,954	3,890,219
Capital reserves	197,443	383,989	*
Accumulated deficit during development stage	(4,566,533)	(4,214,401	) *
Accumulated other comprehensive income (loss)	(69,572)	923
Total Andain, Inc. stockholders’ equity (deficiency)	(476,174)	82,764

Non-controlling interest	(70,182)	(466,982)

Total capital deficiency	(546,356)	(384,218)

Total liabilities and capital deficiency	$1,279,277	$1,346,974

* Restated – see Note 5.

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period ended June 30,		For the six month period ended June 30,		For the period from Inception (July 23, 2004) to
	2012	2011	2012	2011	June 30, 2012
	(unaudited)		(unaudited)		(unaudited)
Revenue:
Government grants	$--	$37,861	$--	$141,993	$682,690
Consulting income	31,597	--	76,246	7,439	460,581
Other income	--	--	--	--	15,000

Total revenue	31,597	37,861	76,246	149,432	1,158,271

Operating expenses:
Research and development	(57,572)	--	(344,772)	--	(715,411)
Depreciation	(2,860)	(1,163)	7,804	(3,908)	(48,429)
General and administrative	(40,868)	(187,193)	(113,949)	(454,003)	(4,268,656)
Impairment of goodwill	--	--	--	--	(412,699)
Loss on disposal of associate	--	--	--	--	(135,424)
Impairment loss	--	--	--	--	(177,729)

Total operating expenses	(101,300)	(188,356)	(466,525)	(457,911)	(5,758,348)

Loss from operations	(69,703)	(150,495)	(390,279)	(308,479)	(4,600,077)

Financial income	--	--	16,370	--	62,045
Financial expense	(42,375)	(3,874)	(42,255)	(3,874)	(46,989)
Share of loss of equity-accounted Investee	--	(9,160)	--	(9,160)	-

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

Net loss	(112,078)	(163,529)	(416,164)	(321,513)	(4,585,021)

Add: Net (loss) profit attributable to the non-controlling interest	19,072	(13,016)	64,032	15,643	396,177

Net loss attributable to Andain, Inc. stockholders	$(93,006)	$(176,545)	$(352,132)	$(305,870)	$(4,188,844)

Loss per share - basic:
Net loss attributable to Andain, Inc.	(0.01)	(0.01)	(0.02)	(0.02)
Weighted average common shares outstanding	22,376,464	18,345,129	22,235,353	18,025,930

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three month period ended June 30,		For the six month period ended June 30,		For the period from Inception (July 23, 2004) to
	2012	2011	2012	2011	June 30, 2012
Net loss attributable to Andain, Inc. stockholders	$(93,006)	$(176,545)	$(352,132)	$(305,870)	$(4,188,844)

Other comprehensive loss:

Currency translation adjustment of foreign operation	(86,232)	(55,698)	(85,148)	(41,804)	(84,225)

Less: Amount attributed to non-controlling interest	(14,653)	--	(14,653)	--	(14,653)

Net comprehensive loss for the period	$(164,585)	$(232,243)	$(422,627)	$(347,674)	$(4,258,416)

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the six month period ended June 30,		For the period from inception (July 23, 2004) to
	2012	2011	June 30, 2012
	(unaudited)		(unaudited)
Cash Flow from Operating activities:
Net loss attributable to Andain, Inc.	$(352,132)	$(321,513)	$(4,188,844)

Income charges/(credits) not effecting cash::
Depreciation	7,804	3,908	48,429
Loss from acquisition of subsidiary	--	--	135,424
Amortization of goodwill	--	--	337,685
Impairment of loan	--	--	177,729
Minority interest	117,369	11,717	(212,481)
Shares issued for professional services	--	--	11,910
Non-cash compensation expense	--	--	6,000
Equity-settled share-based payments	105,236	--	465,536
Loss from equity-accounted investee	--	9,160	-
Effect of movements in foreign exchange rates on non-cash items	--	(1,863)	(5,785)
Changes in operating assets and liabilities:
Accounts payable	(42,767)	(353,195)	1,133,135
Accounts receivable	(57,173)	(118,767)	(987,004)
Change in other assets	54,584	--	54,584
Accrued compensation	180,000	180,000	2,460,000
Accrued expenses – stockholder	--	--	37,508
Accrued consulting fees – stockholder	--	--	60,000

Net cash provided by operating activities	12,921	(590,553)	(466,174)

Cash Flow from investing activities:
Purchase of equipment	--	(290)	(70,838)
Acquisition of subsidiary	--	--	(578,502)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

Disposal of interest in equity-accounted investee	--	--	--

Acquisition of Patent	--	--	(20,649)
Net cash used in investing activities	--	(290)	(669,699)

Cash flow from financing activities:
Proceeds from bank overdrafts	--	1,654	--
Proceeds from stock issued for cash	--	305,723	519,800
Proceeds from other loans	--	351,572	(59,520)
Loan from greater than 10% stockholder	--	(710)	(15,754)
Loans from key management personnel	--	(31,386)	704,217

Net cash provided by financing activities	--	626,853	1,148,743

Increase in cash and cash equivalents	12,921	36,010	12,870

Effects of exchange rate changes on the balance of cash held in foreign currencies	475	(15,538)	1,398

Cash and cash equivalents at the beginning of the period	872	23,672	--

Cash and cash equivalents at the end of the period	$14,268	$44,144	$14,268

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of legal fees and various other services	$36,000	$--	$566,514
Issuance of common stock for payment of services of transfer agent	$69,235	$--	$79,235
Issuance of common stock for payment of rental expense	$--	$--	$60,000
Issuance of common stock for payment of management and consulting fees	$--	$1,920,000	$1,921,900
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$--	$300
Non-cash compensation expense	$--	$--	$6,000

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

The Group incurred losses from operations in the amount of $416, $321 and $1,434 (in thousands) during the six months ended June 30, 2012 and 2011, and during the year ended December 31, 2011, respectively.

The above raise substantial doubt about the ability of the Company to continue as a going concern.

The future success of the Company is dependent upon its ability to invest the required resources in research and development, the quality of its technologies, future market and the continued financial support of its shareholders in order to secure the continuity of its research and development operations.

The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of June 30, 2012 and for the six month period then ended (the “interim financial statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, changes in equity, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States of America.

The financial statements have been prepared under the historical cost basis.

The accounting principles used in the presentation of the interim financial statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with the year ended December 31, 2011, except for the correction of the accounting treatment of certain transactions, as described in Note 5.

the preparation of the interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the interim financial statements have been included. The results of operations for the six month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The interim financial statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2011 and for the year then ended and the accompanying notes thereto.

NOTE 3 – FUNCTIONAL AND REPORTING CURRENCY

The consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency and presentation currency.  The financial statements of entities that use a functional currency other than the U.S. Dollar are translated into U.S. Dollars. Assets and liabilities are translated using the exchange rate on the respective balance sheet dates. Items in the income statement and cash flow statement are translated into U.S. Dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/ (loss) within stockholders’ equity.

New Israeli Shekel (“NIS”) amounts as of June 30, 2012 have been translated into U.S. Dollars at the representative rate of exchange on June 30, 2012 (USD 1 = NIS 3.923).

NOTE 4 – RESENT ACCOUNTING PRONOUNCEMENTS ISSUED AND ADOPTED IN THE REPORTED PERIODS

In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-17, “Revenue Recognition - Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. In future research and development transactions, we will analyze the impact and, when the milestones are substantive, we will recognize them according to ASU 2010-17. Accordingly, the adoption of the provisions of ASU 2010-17 did not have any effect on our financial position, results of operations or cash flows.

In May 2011, the FASB issued amended guidance on fair value measurements. This amended accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This accounting standard is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations.

In June 2011, the authoritative guidance for presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of changes in shareholders’ deficit. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The Company adopted this new guidance on January 1, 2012, as required and it did not have an impact on the Company’s financial position or results of operations.

In June 2011, Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income,” was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance during the first quarter of 2012 and elected to disclose other comprehensive income in a single continuous statement during interim reporting periods.

In December 2011, the FASB issued new guidance impacting the presentation of certain items on the balance sheet. The new guidance requires an entity to disclose both gross and net information about both instruments and transactions that are eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance is not expected to impact the Company’s consolidated financial position, results of operations or cash flows, but may result in certain additional disclosures.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-12.”  The amendments in ASU 2011-12 defer the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. See above for the provisions of ASU 2011-05.

NOTE 5 – PRIOR PERIOD ADJUSTMENTS

        During the period the company restated its financial statements for the year ended December 31, 2011 and the three months ended March 31, 2012, to give retrospective effect to the amendments described below:

Consolidated Balance Sheet as of December 31, 2011 (Audited)

	As Previously Reported	Prior Period Adjustments (1)	As Restated

Accumulated Deficit During the Development Stage	$(3,836,712)	$(377,689)	$(4,214,401)

Capital Reserves	$6,300	$377,689	$383,989

(1)           On January 14, 2011, the Company resolved to extend the period for exercise of granted options, dated July 19, 2006, to purchase 1,000,000 restricted shares of the Company's common stock from June 30, 2011 to June 30, 2013.  This extension was not given effect in the consolidated financial statements as of December 31, 2011. The fair value attributed to the amendment of the option terms of $377,689 was determined on the basis of Black and Scholes option pricing model.

Consolidated Balance Sheet as of March 31, 2012 (Unaudited)

	As Previously Reported	Prior Period Adjustments (2)	As Restated

Accumulated Deficit During the Development Stage	$(3,924,428)	$(171,411)	$(4,095,839)

Non-controlling Interest	$(189,145)	$(13,989)	$(203,134)

Consolidated Statements of Operations For the Three Months Ended March 31, 2012 (Unaudited)

	As Previously Reported	Prior Period Adjustments (2)	As Restated
Extraordinary gain on forgiveness of debt	$(230,126)	$230,126	--

Net loss	$118,778	$185,400	$304,178

Net loss attributable to non-controlling interest	$31,062	$13,989	$45,051

Net loss attributable to Andain, Inc. stockholders	$87,716	$171,411	$259,127

Net loss per share (basic) attributable to Andain, Inc.	$0.00	$(0.01)	$(0.01)

(2)           Represents the elimination of the extraordinary gain on forgiveness of debt that was recognized in the unaudited consolidated statements as of March 31 2012. As of the date of this report settlement of $185,400 of the debt to the company's service provider (legal counsel) has not yet been closed, and the remaining $44,726 was reclassified to research and development expenses.

NOTE 6 – STOCKHOLDERS’ EQUITY

Changes in during the six-months ended June 30, 2012 are as follows:

(a)           On February 5, 2012, the Company issued a total of 300,000 restricted shares of common stock (150,000 each) to Otzarot Tarshsih Nechasim Vehashkaott Ltd., for consulting work, and Uziel Economic Consultant Ltd., for marketing services. Accordingly, the company charged to profit and loss account compensation of $36,000 for the six month period ended June 30, 2012.

(b)           On June 14, 2012, the Company issued 200,000 restricted shares of common stock to the Company’s transfer agent, Globex Transfer, LLC, for professional services. Accordingly, the company charged to profit and loss account compensation of $14,235 for the six month period ended June 30, 2012.

NOTE 7 – PROVISION FOR TAXES

At June 30, 2012, the Company had net operating loss carry forwards of $4,875,930 that may be offset against future federal taxable income through 2025.  No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

NOTE 8 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

NOTE 9 – RELATED PARTY TRANSATIONS

The following transactions were carried out with related parties:

	For the Six Months	For the Six Months
	Ended June 30, 2012	Ended June 30, 2011
	(Unaudited)	(Unaudited)
	$	$
Income statements:
Directors’ remuneration	180,000	180,000

Balance sheets:
Loans receivable from related companies	--	278,423
Loans with related companies – other assets	194,428	360,178
Loans – key management personnel	(708,241)	(357,443)
Loans owing to related companies	(7,661)	(111,114)

NOTE 10 – SUBSEQUENT EVENTS

(a)           On July 12, 2012, the Company entered into an Addendum to Attorney-Client Contracts with Brian F. Faulkner, the Company’s counsel.  Under this contract, Mr. Faulkner will be issued 1,300,000 restricted shares of common stock as settlement of account payable of $294,485 as of June 30, 2012 for services rendered for the period 2006 - 2011.

(b)           On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Eran Elimelech, son of Sam Elimelech and not living in his same household.  Under this agreement, Eran Elimelech purchased from the Company 2,000,000 restricted shares of common stock for a total consideration of $2,000 ($0.001 per share).  Sam Elimelech disclaims any beneficial ownership of these shares.

(c)           On July 31, 2012, the Company entered into an Attorney-Client Contract with Mr. Faulkner.  Under this contract, Mr. Faulkner will be issued 700,000 restricted shares of common stock in payment of services rendered, and to be rendered, in the total amount of $50,000 for the 2012 calendar year. The company has recognized expense of $25,000 for the six months ended on June 30, 2012 period.

(d)           On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited, a greater than 10% stockholder of the Company, located in Beverly Hills, California.  This office space is approximately 2,000 square feet; the Company pays restricted shares of common stock each month for rent, electricity, telephones, and other expenses of the office.  The Company is under a month-to-month lease of these offices.  On August 14, 2012, the Company, the Company issued 600,000 restricted shares of common stock to 1568934 Ontario Limited as rent for the 2012 calendar year under a Corporate Office Services Agreement, dated January 5, 2012.

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

Overview.

(a)           General Discussion.

Andain is involved in the biotech and medical fields, specializing in identifying technical innovations and providing a unique incubator/accelerator development and industrial platform. The company also offers technical know-how and business strategy expertise to commercialize new technologies into products. The Company’s main efforts are to optimize development, engineering for production, regulation, pre-clinical and clinical trials and market penetration, respectfully, to each of its products.  The Company is constantly working to enhance its products by new synergetic novel technologies keeping each of its products advantageous in its market.

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

Miniature Disposable Insulin Pump.

Andain has developed a miniature insulin pump with ultra slim, small 'Band-Aid' patch size, fully disposable, water proof, fully programmable characteristics, designed to treat Type I and Type II diabetes for a full week. The pump's dimensions 49mm diameter, by less than 7 mm thick with 6CC (600 units) insulin, make it very comfortable and almost unnoticeable to wear.  Its ultra-low cost makes it an affordable yet clinically superior replacement for pen injector products. Smart on-line monitoring provides a real-time alert for occlusions and leakages.  The Company’s main challenge was to achieve production price capable to compete with the low price of the insulin pen syringe injection for diabetic type II.  The Company’s detailed market survey showed a significant advantage of such a product in the market, providing the size and price comfort, yet accurate as the expensive top of the line insulin pumps and preventing any hyper or hypo life threatening situations to the patient (stable blood glucose level superior to the syringe use).

The Company’s team successfully developed the technology of the MinIn (miniature insulin) fully disposable pump, and lab tested all regulatory aspects of the MinIn pup, ready for the clinical trials initial production batch.  During the first quarter of 2012, the Company’s team focused on the technology transfer for GMP/GLP production, and Helsinky approval for clinical trials. During the second quarter, the Company has produced parts and subassemblies for 2,000 units, adapting production and assembly lines.

The Company estimates that the MinIn development, regulatory, and manufacturing in order to complete all needed clinical trials, will require an additional $530,000.

Nano-particles Targeted Drug Delivery Technology.

Andain is also committed to develop its nano-particle technology with the capacity to accommodate hydrophobic (repelling water based molecules), as well hydrophilic (attracting water based molecules) properties.  These developments will enable the Company’s product to carry ultra strong antibiotics to treat VAP (ventilated associated pneumonia) at respiratory intensive care units (ICU) with an average mortality rate over 50%.  The Company is using the VAP application to clinically test the technology, and start market test with its application for compassionate use before full Food and Drug Administration (“FDA”) regulation will end.  The Company is also developing its product to carry the GSK RELENZA (zanamivir) drug for swine flu (H1N1) therapy.  The Company’s lab results show very stable nano-particle with over a six months shelf life capable to carry hydrophobic and hydrophilic molecules with a high drug load, providing exceptional drug delivery efficiency.  During the first quarter of 2012, the Company’s team mapped all intellectual properties used to develop the multi-task nano-particles and to secure it in a separate its intellectual properties apart from those used by TPDS.  During the second quarter of 2012, the Company’s team prepared the all pre-clinical studies ready for animal tests.  This work dramatically reduced the need for extended pre-clinical trials, saving time and money.

The Company estimates that the additional development, regulatory, and manufacturing in order to complete all needed clinical trials will require an additional $850,000 in order to conclude successful human trial.

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

The Company estimates that the additional development, regulatory, and manufacturing in order to complete all needed pre-clinical trials, will require an additional $620,000.

(b)           Operations.

Insulin Pumps.

The Company has postponed the registration and filing of the patent application from second quarter of 2012 to the end of 2012 due to the multiple miniaturizing, and sensory innovations emanated from the accelerated development program, which added to the Company’s IP.

The Company’s new pump is not based or relates in any aspect on Gaia-Med’s technology that precludes the Company and the incubator from any royalty payments on this product line.  Currently, the Company and the incubator discontinued the development of the semi-disposable Gaia-Med pump within its original program.   The Company will revisit the the Gaia-Med development program in the third quarter of 2012, according to a MOITL request.

Nano-Particles.

Andain separates the additional development in any aspect from the development done in TPDS.

The Company has successfully managed to develop new technology and intellectual properties to be secured by new patents, for the multi-tasking nano-particles.  The Company the registration and filing of the patent application from second quarter of 2012 to the end of 2012 due to additional technological patentable developments emanated from the accelerated program.  The Company’s development success of new and separate technology that is not based or relates in any aspect on TPDS’s technology that precludes the Company and the incubator from any royalty payments on this product line.  Currently, the Company and the incubator-halted development of TPDS based technology, and now develop only its new technology. The Company will revisit the original TPDS development program in the third quarter of 2012, according to a MOITL request.

The Company plans to initiate the planed pre-clinical animal trials to enable it to begin human clinical trials in Rambam Medical Centre, ICU, for VAP patients.

Stem Cell Therapy.

Andain has developed the stem-cell technology and product line, conducted animal tests and successfully built massive intellectual properties without the need to separate and transfer the activity into owned subsidiary.  Therefore the Company decided to postpone its intention as planed to establish in the second quarter of 2012 a new company to accommodate all assets and operations of the new technology and development of the project.  The Company will revisit the need to transfer this activity to a separate subsidiary during the next two quarters.

Results of Operations.

(a)           Total Revenue.

The Company had total revenue of $31,597 for the three months ended June 30, 2012 compared to $37,861 for the three months ended June 30, 2011, a decrease of $6,264 or approximately 16%.

The Company had total revenue of $76,246 for the six months ended June 30, 2012 compared to $149,432 for the six months ended June 30, 2011, a decrease of $73,186 or approximately 50%.

These decreases in revenue were the result of a decrease in government grants.

The Company had total revenue of $1,158,271 for the period of inception (June 23, 2004) through June 30, 2012.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $40,868 for the three months ended June 30, 2012 compared to $187,183 for the three months ended June 30, 2011, a decrease of $146,315 or approximately 78%.

The Company had general and administrative expenses of $113,949 for the six months ended June 30, 2012 compared to $454,003 for the six months ended June 30, 2011, a decrease of $340,054 or approximately 75%.

These decreases in general and administrative expenses were due to reclassification to research and development expenses and reduction of general and administrative expenses to operations needs.

The Company had general and administrative expenses of $4,268,656 for the period of inception (June 23, 2004) through June 30, 2012.

(c)           Research and Development Expenses.

The Company had research and development expenses of $57,572 for the three months ended June 30, 2012 compared to $0 for the three months ended June 30, 2011.  The Company had research and development expenses of $344,772 for the six months ended June 30, 2012 compared to $0 for the six months ended June 30, 2011.  The Company had research and development expenses of $747,007 for the period of inception (June 23, 2004) through June 30, 2012.

(d)           Net Loss.

The Company had a net loss of $93,006 for the three months ended June 30, 2012 compared to $176,545 for the three months ended June 30, 2011, a decrease of $83,539 or approximately 47%.  The decrease in net loss is the result of the factors mentioned above, but is mainly due to decrease in G&A expenses.

The Company had a net loss of $352,132 for the six months ended June 30, 2012 compared to $305,870 for the six months ended June 30, 2011, an increase of $46,262 or approximately 15%.  The increase in net loss is the result of the factors mentioned above, but is mainly due to increase in R&D expenses during the three months ended in March 31, 2012.

The Company had a net loss of $4,188,844 for the period of inception (June 23, 2004) through June 30, 2012.

Operating Activities.

Net cash provided by operating activities was $12,921 for the six months ended June 30, 2012 compared to net cash used in operating activities of $590,553 for the six months ended June 30, 2011, a change of $603,454.  This change is attributed mainly to decrease of payment for professional services.  The net cash used in operating activities was $466,174 for the period of inception (June 23, 2004) through June 30, 2012.

Investing Activities.

Net cash used in investing activities was $0 for the six months ended June 30, 2012 compared to $290 for the six months ended June 30, 2011.  Net cash used in investing activities was $669,699 for the period of inception (June 23, 2004) through June 30, 2012.

Liquidity and Capital Resources.

As of June 30, 2012, the Company had total current assets of $1,039,558 and total current liabilities of $1,109,731 resulting in a working capital deficit of $70,173.  The cash and cash equivalents was $14,268 as of June 30, 2012 compared to $872 as of December 31, 2011, an increase of $13,396.  This increase was due to share issuance for cash received in January 2012.

The net cash used in financing activities was $0 for the six months ended June 30, 2012 compared to net cash provided by financing activities of $626,853 for the six months ended June 30, 2011.  This change is attributed to decrease in share issuance for cash and for share-based payments.  Overall, cash and cash equivalents for the six months ended June 30, 2012 increased by $13,396.  The net cash provided by financing activities was $1,148,743 for the period of inception (June 23, 2004) through June 30, 2012.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2012 that were not reported in a previously filed Form 8-K.  In addition, there were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended June 30, 2012

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Correction to 2011 Form 10-K:

After the Company’s Form 10-K for the year ended December 31, 2011 was filed, management noted the following items that need correction:

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters: The shares of common stock beneficially owned by Sam Elimelech as of February 28, 2012 should have read: “7,010,878.”

Subsequent Events.

(a)           On July 12, 2012, the Company entered into an Addendum to Attorney-Client Contracts with Brian F. Faulkner, the Company’s counsel.  Under this contract, Mr. Faulkner will be issued 1,300,000 restricted shares of common stock as settlement of account payable of $294,485 as of June 30, 2012 for services rendered for the period 2006 - 2011.

(b)           On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Eran Elimelech, son of Sam Elimelech and not living in his same household (see Exhibit 10.23).  Under this agreement, Eran Elimelech purchased from the Company 2,000,000 restricted shares of common stock for a total consideration of $2,000 ($0.001 per share).  Sam Elimelech disclaims any beneficial ownership of these shares.

(c)           On July 31, 2012, the Company entered into an Attorney-Client Contract with Mr. Faulkner.  Under this contract, Mr. Faulkner will be issued 700,000 restricted shares of common stock in payment of services rendered, and to be rendered, in the total amount of $50,000 for the 2012 calendar year.

(d)           On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited, a greater than 10% stockholder of the Company, located in Beverly Hills, California.  This office space is approximately 2,000 square feet; the Company pays restricted shares of common stock each month for rent, electricity, telephones, and other expenses of the office.  The Company is under a month-to-month lease of these offices.  On August 14, 2012, the Company, the Company issued 600,000 restricted shares of common stock to 1568934 Ontario Limited as rent for the 2012 calendar year under a Corporate Office Services Agreement, dated January 5, 2012 (see Exhibit 10.22).

The restricted shares of common stock under items (a) and (c) will be sold by the Company in reliance on the exemptive provisions of Rule 506 of Regulation D under the Securities Act of 1933, as amended. At all times relevant the securities were offered subject to the following terms and conditions:

•	the sales were made exclusively to a sophisticated investor, as defined in Rule 502;

•
the purchaser was given the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•	at a reasonable time prior to the sale of securities, the purchaser was advised of the limitations on resale in the manner contained in Rule 502(d)2;

•	neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

•	all sales were made through Sam Shlomo Elimelech and Gai Mar-Chaim, directors of the Company.

The restricted shares of common stock under items (b) and (d) were sold by by the Company in reliance on the exemptive provisions of Regulation S under the Securities Act of 1933, as amended (“Securities Act”).  At all times relevant the securities were offered subject to the following terms and conditions:

•	The purchaser is not a U.S. Person, as defined under Rule 902 of Regulation S.

•	At the time of the origination of contact concerning the agreement and the date of the execution and delivery of the agreement, the purchaser was outside of the United States.

•
The purchaser will not, during the period commencing on the date of issuance of the shares and ending on the first anniversary of such date, or such shorter period as may be permitted by Regulation S or other applicable securities law (“Restricted Period”), offer, sell, pledge or otherwise transfer the Shares in the United States, or to a U.S. Person for the account or benefit of a U.S. Person, or otherwise in a manner that is not in compliance with Regulation S.

•
The purchaser will, after expiration of the Restricted Period, offer, sell, pledge or otherwise transfer the shares only pursuant to registration under the Securities Act or an available exemption therefrom and, in accordance with all applicable state and foreign securities laws.

•
The purchaser has not in the United States, engaged in, and prior to the expiration of the Restricted Period will not engage in, any short selling of or any hedging transaction with respect to the shares, including without limitation, any put, call or other option transaction, option writing or equity swap.

•
Neither the purchaser nor or any person acting on its behalf has engaged, nor will engage, in any directed selling efforts to U.S. Persons with respect to the shares and the purchaser and any person acting on its behalf have complied and will comply with the “offering restrictions” requirements of Regulation S under the Securities Act.

•
The transactions contemplated have not been pre-arranged with a buyer located in the United States or with a U.S. Person, and are not part of a plan or scheme to evade the registration requirements of the Securities Act.

•
Neither the purchaser nor any person acting on its behalf has undertaken or carried out any activity for the purpose of, or that could reasonably be expected to have the effect of, conditioning the market in the United States, its territories or possessions, for any of the shares.  The purchaser agrees not to cause any advertisement of the shares to be published in any newspaper or periodical or posted in any public place and not to issue any circular relating to the shares, except such advertisements that include the statements required by Regulation S under the Securities Act, and only offshore and not in the United States or its territories, and only incompliance with any local applicable securities laws.

•	Each certificate representing the shares is endorsed with a restrictive legend restricting their disposition.

•	The purchaser consents to the Company making a notation on its records or giving instructions to any transfer agent of the Company in order to implement the restrictions on transfer of the shares.

•	all sales were made through Sam Shlomo Elimelech and Gai Mar-Chaim, directors of the Company.

No commissions were paid in connection with any of these sales.  All funds received from the sale of the common stock are to be used for working capital purposes.

Former Auditor’s Consent.

Dov Weinstein & Co. C.P.A. (Isr), the former independent registered public accounting firm for the Company, provided a consent, dated August 5, 2012, to incorporate by reference its independent auditors’ report dated April 8, 2012 on the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ (deficit) and cash flows the years ended December 31, 2011 and 2010, included in the Company’s Form 10-K, into the Company’s previously filed registration statement on Form S-8 (File No. 333-175795) (see Exhibit 23).

ITEM 6.  EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andain, Inc.

Dated: August 29, 2012	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President
(principal executive officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

4.1	Option issued to 1568934 Ontario Limited by the Company, dated January 14, 2011 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on March 29, 2011).

4.2	Employee Stock Option Plan, dated January 15, 2011 (incorporated by reference to Exhibit 4.2 of the Form 10-Q filed on November 21, 2011).

4.3	Stock Option Grant to Sam Elimelech, dated January 20, 2011 (incorporated by reference to Exhibit 4.3 of the Form 10-Q filed on November 21, 2011).

4.4	Stock Option Grant to Gai Mar-Chaim, dated January 20, 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-Q filed on November 21, 2011).

4.5	2011 Stock and Option Plan, dated July 26, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on July 26, 2011).

4.6	2012 Stock and Option Plan, dated August 5, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 14, 2012).

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

10.22	Corporate Office Services Agreement between the Company and 1568934 Ontario Limited, dated January 5, 2012 (filed herewith).

10.23	Regulation S Stock Purchase Agreement between the Company and Eran Elimelech, dated July 29, 2012 (filed herewith).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on July 24, 2012).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-K filed on April 16, 2012).

23	Consent of Dov Weinstein & Co. C.P.A. (Isr) (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).