Form 10-Q/A
period 2012-06-30
ANDAIN, INC.
filed 2012-09-28
CIK 1321502

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

This Amendment to the Quarterly Report on Form 10-Q for the periods ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 29, 2012, is being filed solely for the following purposes: (a) to change the depreciation on the Consolidated Statements of Operations to $ (7,804); (b) to change the net loss attributable to Andain Inc. on the Consolidated Statements of Cash Flows to $305,870 to match the net loss attributable to Andain, Inc. stockholders on the Consolidated Statements of Operations; (c) to change the minority interest on the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 to $ (3,926); (d) to change the purchase of equipment for the period of inception to June 30, 2012 under cash flow from investing activities on the Consolidated Statements of Cash Flows in order for the column to foot properly; (e) change of Note 14 to the Consolidated Financial Statements, and Part II, Item 5 of the document, to note that the office space being rented from 1568934 Ontario Limited, a greater than 10% stockholder of the Company, is approximately 1,000 square feet in size, and the 600,000 shares for the rent of this office for 2012 were actually issued and then received by 1568934 Ontario Limited on September 21, 2012; and (f) the furnishing of Interactive Data File disclosure as Exhibit 101 in accordance with Rule 405 of Regulation S-T (this Exhibit was not previously filed).

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

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,109,731	$1,180,879
Total current liabilities	1,109,731	1,180,879

Long-term liabilities:
Long-term debt	715,902	550,312
Bank overdrafts	--	1

Total liabilities	1,825,633	1,731,192

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	June 30, 2012 (Unaudited)	December 31, 2011
Capital deficiency:
Andain Inc Stockholders:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 22,534,242 shares issued and outstanding at June 30, 2012 and 22,034,242 at December 31, 2011	22,534	22.034
Additional paid-in capital	3,939,954	3,890,219
Capital reserves	197,443	383,989	*
Accumulated deficit during development stage	(4,566,533)	(4,214,401	) *
Accumulated other comprehensive income (loss)	(69,572)	923
Total Andain, Inc. stockholders’ equity (deficiency)	(476,174)	82,764

Non-controlling interest	(70,182)	(466,982)

Total stockholders’ capital deficiency	(546,356)	(384,218)

Total liabilities and capital deficiency	$1,279,277	$1,346,974

* Restated – see Note 5.

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the 3 Month Period Ended June 30,		For the 6 Month Period Ended June 30,		For the Period of Inception (July 23, 2004) to
	2012	2011	2012	2011	June 30, 2012
Revenue:
Government grants	$--	$37,861	$--	$141,993	$682,690
Consulting income	31,597	--	76,246	7,439	460,581
Other income	--	--	--	--	15,000

Total revenue	31,597	37,861	76,246	149,432	1,158,271

Operating expenses:
Research and development	(57,572)	--	(344,772)	--	(715,411)
Depreciation	(2,860)	(1,163)	(7,804)	(3,908)	(48,429)
General and administrative	(40,868)	(187,193)	(113,949)	(454,003)	(4,268,656)
Impairment of goodwill	--	--	--	--	(412,699)
Loss on disposal of associate	--	--	--	--	(135,424)
Impairment loss	--	--	--	--	(177,729)

Total operating expenses	(101,300)	(188,356)	(466,525)	(457,911)	(5,758,348)

Loss from operations	(69,703)	(150,495)	(390,279)	(308,479)	(4,600,077)

Financial income	--	--	16,370	--	62,045
Financial expense	(42,375)	(3,874)	(42,255)	(3,874)	(46,989)
Share of loss of equity-accounted Investee	--	(9,160)	--	(9,160)	--

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three Months Ended June 30,		Six Months Ended June 30,		Period of Inception (July 23, 2004) Through
	2012	2011	2012	2011	June 30, 2012
Net loss	(112,078)	(163,529)	(416,164)	(321,513)	(4,585,021)

Add: Net (loss) profit attributable to the non-controlling interest	19,072	(13,016)	64,032	15,643	396,177

Net loss attributable to Andain, Inc. stockholders	$(93,006)	$(176,545)	$(352,132)	$(305,870)	$(4,188,844)

Loss per share - basic:
Net loss attributable to Andain, Inc.	(0.01)	(0.01)	(0.02)	(0.02)
Weighted average common shares outstanding	22,376,464	18,345,129	22,235,353	18,025,930

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

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the 6 Month Period Ended June 30,		For the Period from Inception (July 23, 2004) to
	2012	2011	June 30, 2012
Cash flow from operating activities:
Net loss attributable to Andain, Inc.	$(352,132)	$(305,870)	$(4,188,844)
Income charges/(credits) not effecting cash:
Depreciation	7,804	3,908	48,429
Loss from acquisition of subsidiary	--	--	135,424
Amortization of goodwill	--	--	337,685
Impairment of loan	--	--	177,729
Minority interest	117,369	(3,926)	(212,481)
Shares issued for professional services	--	--	11,910
Non-cash compensation expense	--	--	6,000
Equity-settled share-based payments	105,236	--	465,536
Loss from equity-accounted investee	--	9,160	--
Effect of movements in foreign exchange rates on non-cash items	--	(1,863)	(5,785)
Changes in operating assets and liabilities:
Accounts payable	(42,767)	(353,195)	1,133,135
Accounts receivable	(57,173)	(118,767)	(987,004)
Change in other assets	54,584	--	54,584
Accrued compensation	180,000	180,000	2,460,000
Accrued expenses – stockholder	--	--	37,508
Accrued consulting fees – stockholder	--	--	60,000

Net cash provided (used in) by operating activities	12,921	(590,553)	(466,174)

Cash flow from investing activities:
Purchase of equipment	--	(290)	(70,548)
Acquisition of subsidiary	--	--	(578,502)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

	For the 6 Month Period Ended June 30,		For the Period from Inception (July 23, 2004) to
	2012	2011	June 30, 2012
Disposal of interest in equity-accounted investee	--	--	--
Acquistion of patent	--	--	(20,649)

Net cash used in investing activities	--	(290)	(669,699)

Cash flow from financing activities:
Proceeds from bank overdrafts	--	1,654	--
Proceeds from stock issued for cash	--	305,723	519,800
Proceeds from other loans	--	351,572	(59,520)
Loan from greater than 10% stockholder	--	(710)	(15,754)
Loans from key management personnel	--	(31,386)	704,217

Net cash provided by financing activities	--	626,853	1,148,743

Increase in cash and cash equivalents	12,921	36,010	12,870

Effects of exchange rate changes on the balance of cash held in foreign currencies	475	(15,538)	1,398

Cash and cash equivalents, beginning of period	872	23,672	--

Cash and cash equivalents, end of period	$14,268	$44,144	$14,268

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

	Six Months Ended June 30,		Period of Inception (July 23, 2004) Through
	2012	2011	June 30, 2012
Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of legal fees and various other services	$36,000	$--	$566,514
Issuance of common stock for payment of services of transfer agent	$69,235	$--	$79,235
Issuance of common stock for payment of rental expense	$--	$--	$60,000
Issuance of common stock for payment of management and consulting fees	$--	$1,920,000	$1,921,900
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$--	$300
Non-cash compensation expense	$--	$--	$6,000

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

NOTE 5 – PRIOR PERIOD ADJUSTMENTS

        During the period, the Company restated its financial statements for the year ended December 31, 2011 and the three months ended March 31, 2012, to give retrospective effect to the amendments described below:

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

(d)           On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited, a greater than 10% stockholder of the Company, located in Beverly Hills, California.  This office space is approximately 1,000 square feet; the Company pays restricted shares of common stock each month for rent, electricity, telephones, and other expenses of the office.  The Company is under a month-to-month lease of these offices.  The Company issued 600,000 restricted shares of common stock to 1568934 Ontario Limited as rent for the 2012 calendar year, under a Corporate Office Services Agreement dated January 5, 2012, which shares were received by 1568934 Ontario Limited on September 21, 2012.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

Correction to 2011 Form 10-K:

After the Company’s Form 10-K for the year ended December 31, 2011 was filed, management noted the following items that need correction:

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters:The shares of common stock beneficially owned by Sam Elimelech as of February 28, 2012 should have read: “7,010,878.”

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

(d)           On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited, a greater than 10% stockholder of the Company, located in Beverly Hills, California.  This office space is approximately 1,000 square feet; the Company pays restricted shares of common stock each month for rent, electricity, telephones, and other expenses of the office.  The Company is under a month-to-month lease of these offices.  The Company issued 600,000 restricted shares of common stock to 1568934 Ontario Limited as rent for the 2012 calendar year, under a Corporate Office Services Agreement dated January 5, 2012 (see Exhibit 10.22), which shares were received by 1568934 Ontario Limited on September 21, 2012.

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

Andain, Inc.

Dated: September 24, 2012	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President
(principal executive officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

4.1	Option issued to 1568934 Ontario Limited by the Company, dated January 14, 2011 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on March 29, 2011).

4.2	Employee Stock Option Plan, dated January 15, 2011 (incorporated by reference to Exhibit 4.2 of the Form 10-Q filed on November 21, 2011).

4.3	Stock Option Grant to Sam Elimelech, dated January 20, 2011 (incorporated by reference to Exhibit 4.3 of the Form 10-Q filed on November 21, 2011).

4.4	Stock Option Grant to Gai Mar-Chaim, dated January 20, 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-Q filed on November 21, 2011).

4.5	2011 Stock and Option Plan, dated July 26, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on July 26, 2011).

4.6	2012 Stock and Option Plan, dated August 5, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 14, 2012).

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

10.22	Corporate Office Services Agreement between the Company and 1568934 Ontario Limited, dated January 5, 2012 (incorporated by reference to Exhibit 10.22 of the Form 10-Q filed on August 29, 2012).

10.23	Regulation S Stock Purchase Agreement between the Company and Eran Elimelech, dated July 29, 2012 (incorporated by reference to Exhibit 10.23 of the Form 10-Q filed on August 29, 2012).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on July 24, 2012).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-K filed on April 16, 2012).

23	Consent of Dov Weinstein & Co. C.P.A. (Isr) (incorporated by reference to Exhibit 23 of the Form 10-Q filed on August 29, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).

101	Interactive Data File (filed herewith).