Form 10-Q
period 2012-09-30
ANDAIN, INC.
filed 2012-11-19
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Yes ☐    No ☒.

As of September 30, 2012, the Company had 65,334,242 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,207	$872
Accounts receivable	799,942	930,177
Total current assets	802,149	931,049

Property, plant and equipment	24,007	35,098
Intangible assets	20,168	20,649
Other assets	173,970	360,178

Total assets	$1,020,294	$1,346,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdrafts	$788	1
Accounts payable and accrued expenses	994,136	$1,180,879
Total current liabilities	994,924	1,180,880

Long-term liabilities:
Long-term debt	247,147	550,312

Total liabilities	1,242,071	1,731,192

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	September 30, 2012 (Unaudited)	December 31, 2011
Capital deficiency:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	--	--
Common stock, $0.001 par value, 500,000,000 shares authorized; 65,334,242 shares issued and outstanding at September 30, 2012 and 22,034,242 at December 31, 2011	65,334	22,034
Additional paid-in capital	3,990,155	3,890,219
Capital reserves	46,000	383,989	*
Accumulated deficit during development stage	(4,129,619)	(4,214,401	) *
Accumulated other comprehensive income (loss)	(78,145)	923
Total Andain, Inc. stockholders’ equity (deficiency)	(106,275)	82,764

Non-controlling interest	(115,502)	(466,982)

Total stockholders’ capital deficiency	(221,777)	(384,218)

Total liabilities and capital deficiency	$1,020,294	$1,346,974

* Restated – see Note 5.

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period of Inception (July 23, 2004) to September 30,
	2012	2011	2012	2011	2012
Revenue:
Government grants	$--	$279,298	$--	$421,291	$682,690
Consulting income	12,158	(7,439)	88,404	--	472,738
Other income	--	--	--	--	15,000

Total revenue	12,158	271,859	88,404	421,291	1,170,428

Operating expenses:
Research and development	(107,270)	(220,388)	(452,043)	(220,388)	(822,681)
Depreciation	(1,728)	(1,920)	(9,532)	(5,828)	(50,157)
General and administrative	(32,179)	(309,127)	(146,128)	(763,130)	(4,300,835)
Impairment of goodwill	--	--	--	--	(412,699)
Other income	610,396 *	--	610,396 *	--	610,396
Loss on disposal of associate	--	--	--	--	(135,424)
Impairment loss	--	--	--	--	(177,729)

Total operating income (expenses)	469,219	(531,435)	2,693	(989,346)	(5,289,129)

Profit (loss) from operations	481,377	(259,576)	91,097	(568,055)	(4,118,701)

Financial income	22,379	19,952	--	19,952	84,424
Financial expense	--	(18,675)	(3,506)	(22,549)	(46,989)
Share of loss of equity-accounted Investee	--	(106,836)	--	(115,996)	--

* See Note 11

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

Three Months Ended September 30,		Nine Months Ended September 30,		Period of Inception (July 23, 2004) Through September 30,
2012	2011	2012	2011	2012

Net profit (loss)	503,756	(365,135)	87,591	(686,648)	(4,081,266)

Add: Net profit (loss) attributable to the non-controlling interest	66,841	51,876	2,809	36,233	(329,336)

Net profit (loss) attributable to Andain, Inc. stockholders	$436,914	$(417,011)	$84,782	$(722,881)	$(3,751,930)

Profit (loss) per share - basic	$0.016	$(0.02)	$0.004	$(0.04)

Profit (loss) per share - diluted	$0.015	$-	$0.003	$-

Weighted average common shares outstanding (basic and diluted)	27,438,650	19,012,899	23,905,304	18,358,535

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period of Inception (July 23, 2004) Through September 30,
	2012	2011	2012	2011	2012
Net profit (loss) attributable to Andain, Inc. stockholders	$436,914	$(417,011)	$84,782	$(722,881)	$(3,751,930)

Other comprehensive loss:

Currency translation adjustment of foreign operation	(8,606)	48,415	(93,754)	(7,283)	(75,619)

Less: Amount attributed to non-controlling interest	(33)	--	(14,686)	--	(14,686)

Net comprehensive income (loss) for the period	$428,341	$(368,596)	$5,714	$(730,164)	$(3,812,863)

See accompanying notes to consolidated financial statements

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,		For the Period from Inception (July 23, 2004) to September 30,
	2012	2011	2012
Cash flow from operating activities:
Net profit (loss) attributable to Andain, Inc.	$84,782	$(686,648)	$(3,751,930)
Income charges/(credits) not effecting cash:
Depreciation	9,532	5,828	50,157
Loss from acquisition of subsidiary	--	--	135,424
Amortization of goodwill	--	--	337,685
Impairment of loan	--	--	177,729
Minority interest	2,809	-	(209,672)
Shares issued for professional services	--	447,500	11,910
Non-cash compensation expense	--	--	6,000
Equity-settled share-based payments	143,236	--	503,536
Loss from equity-accounted investee	--	115,996	--
Effect of movements in foreign exchange rates on non-cash items	--	(2,181)	(5,785)
Changes in operating assets and liabilities:
Accounts payable	(672,494)	(426,882)	503,408
Accounts receivable	108,597	(174,564)	(821,234)
Change in other assets	54,584	--	54,584
Accrued compensation	270,000	270,000	2,550,000
Accrued expenses – stockholder	--	--	37,508
Accrued consulting fees – stockholder	--	--	60,000

Net cash provided by (used in) operating activities	1,046	(450,951)	(478,049)

Cash flow from investing activities:
Purchase of equipment	(480)	(952)	(71,028)
Acquisition of subsidiary	--	--	(578,502)

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

	Nine Months Ended September 30,		For the Period from Inception (July 23, 2004) to September 30,
	2012	2011	2012

Disposal of interest in equity-accounted investee	--	--	--
Acquisition of patent	--	--	(20,649)

Net cash used in investing activities	(480)	(952)	(670,179)
Cash flow from financing activities:
Proceeds from bank overdrafts	--	(38,376)	--
Proceeds from stock issued for cash	--	355,000	519,800
Proceeds from other loans	--	104,494	(59,520)
Loan from greater than 10% stockholder	--	797	(15,754)
Loans from key management personnel	--	23,419	704,217

Net cash provided by financing activities	--	445,334	1,148,743

Increase (decrease) in cash and cash equivalents	566	(6,569)	216

Effects of exchange rate changes on the balance of cash held in foreign currencies	(19)	(7,263)	903

Cash and cash equivalents, beginning of period	872	23,672	--

Cash and cash equivalents, end of period	$1,419	$9,840	$1,419

ANDAIN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

	Nine Months Ended September 30,		Period of Inception (July 23, 2004) Through
	2012	2011	June 30, 2012
Supplementary schedule of cash flow activities:
Non-cash investing and financing activities:
Issuance of common stock for payment of legal fees and various other services	$58,000	$--	$566,514
Issuance of common stock for payment of services of transfer agent	$24,638	$--	$79,235
Issuance of common stock for payment of rental expense	$--	$--	$60,000
Issuance of common stock for payment of management and consulting fees	$--	$1,920,000	$1,921,900
Issuance of common stock for purchase of intellectual property	$--	$--	$4,500
Issuance of common stock for purchase of subsidiary	$--	$--	$2,500
Issuance of common stock for payment of management and consulting fees	$--	$--	$300
Non-cash compensation expense	$--	$--	$6,000

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

The Group incurred profits from operations in the amount of $87,591 during the nine months ended September 30, 2012, and losses from operations of $686,648 during the nine months ended September 30, 2011 and $1,434,472 during the year ended December 31, 2011.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements as of September 30, 2012 and for the nine months then ended were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, changes in equity, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States of America.

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

The preparation of the interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the interim financial statements have been included. The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The interim financial statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2011 and for the year then ended and the accompanying notes thereto.

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

New Israeli Shekel (“NIS”) amounts as of September 30, 2012 have been translated into U.S. Dollars at the representative rate of exchange on September 30, 2012 (USD 1 = NIS 3.912).

NOTE 4 – RESENT ACCOUNTING PRONOUNCEMENTS ISSUED AND ADOPTED IN THE REPORTED PERIODS

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition - Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. In future research and development transactions, we will analyze the impact and, when the milestones are substantive, we will recognize them according to ASU 2010-17. Accordingly, the adoption of the provisions of ASU 2010-17 did not have any effect on our financial position, results of operations or cash flows.

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

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued new accounting guidance intended to simplify the testing of indefinite-lived intangible assets for impairment. Entities will be allowed the option to first perform a qualitative assessment on impairment for indefinite-lived intangible assets to determine whether a quantitative assessment is necessary. This guidance is effective for impairment tests performed in the interim and annual periods for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

NOTE 6 – PRIOR PERIOD ADJUSTMENTS

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

(1)           On January 14, 2011, the Company resolved to extend the period for exercise of granted options, dated July 19, 2006, to purchase 1,000,000 restricted shares of the Company's common stock from June 30, 2011 to June 30, 2013.  This extension was not given effect in the consolidated financial statements as of December 31, 2011. The fair value attributed to the amendment of the option terms of $377,689 was determined on the basis of Black-Scholes option pricing model.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in during the nine months ended September 30, 2012 are as follows:

(a)           On February 5, 2012, the Company issued a total of 300,000 restricted shares of common stock (150,000 each) to Otzarot Tarshsih Nechasim Vehashkaott Ltd., for consulting work, and Uziel Economic Consultant Ltd., for marketing services.  Accordingly, the company charged to profit and loss account compensation of $18,000 for the nine months ended September 30, 2012.

(b)           On June 14, 2012, the Company issued 200,000 restricted shares of common stock to the Company’s transfer agent, Globex Transfer, LLC, for professional services.  Accordingly, the company charged to profit and loss account compensation of $14,235 for the six months ended September 30, 2012.

(c)           On September 20, 2012, the Company issued a total of 3,000,000 restricted shares of common stock (1,500,000 each) to Otzarot Tarshsih Nechasim Vehashkaott Ltd., for additional consulting work, and Uziel Economic Consultant Ltd., for additional marketing services.  The Company did not charge any additional compensation to the profit and loss account for the nine months ended September 30, 2012 since these additional services have not been provided yet.

(d)           On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited, a greater than 10% stockholder of the Company, located in Beverly Hills, California.  This office space is approximately 1,000 square feet; the Company pays restricted shares of common stock each month for rent, electricity, telephones, and other expenses of the office.  The Company is under a month-to-month lease of these offices.  On September 20, 2012, the Company issued 600,000 restricted shares of common stock to 1568934 Ontario Limited as rent for the 2012 calendar year under a Corporate Office Services Agreement, dated January 5, 2012. Accordingly, the Company charged to the profit and loss account compensation of $45,000 for the nine months ended September 30, 2012.

(e)           On September 20, 2012, the Company issued 720,000 restricted shares of common stock to American Capital Ventures, and 480,000 restricted shares of common stock to Maplehurst Investment Group, both for investor relations services.  Accordingly, the Company charged to the profit and loss account total compensation of $10,000 for the nine months ended September 30, 2012.

NOTE 8 – PROVISION FOR TAXES

At September 30, 2012, the Company had net operating loss carry forwards of $4,189,282 that may be offset against future federal taxable income through 2025.  No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carry forwards are fully offset by a valuation allowance.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The following transactions were carried out with related parties:

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
	$	$
Income statements:
Directors’ remuneration	270,000	270,000

Balance sheets:
Loans receivable from related companies	175,689	69,456
Loans with related companies – other assets	173,970	292,181
Loans – key management personnel	(247,147)	(74,652)
Loans owing to related companies	--	(158,844)

NOTE 11 – OTHER INCOME

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
	$	$

Forgiveness of debt-share holders	504,000	--

Forgiveness of debt-trade payables	106,396	--

Total	610,396	--

NOTE 12 – SUBSEQUENT EVENTS

(a)           On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Eran Elimelech, son of Sam Elimelech (the Company’s president) but not living in the  same household.  Under this agreement, Eran Elimelech purchased from the Company 2,000,000 restricted shares of common stock for a total consideration of $2,000 ($0.001 per share).  Sam Elimelech disclaims any beneficial ownership of these shares.   These shares were actually issued on November 6, 2012.

(b)           On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Sam Elimelech, the Company’s President & CEO.  Under this agreement, Sam Eliemelech purchased from the Company 18,000,000 restricted shares of common stock for a total consideration of $18,000 ($0.001 per share).  These shares were actually issued on November 15, 2012.

(c)           On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Gai Mar-Chaim, the Company’s secretary/treasurer.  Under this agreement, Mr. Mar-Chaim purchased from the Company 18,000,000 restricted shares of common stock for a total consideration of $18,000 ($0.001 per share).  These shares were actually issued on November 15, 2012.

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

The Company’s new pump is not based or relates in any aspect on Gaia-Med’s technology that precludes the Company and the incubator from any royalty payments on this product line.  Currently, the Company and the incubator discontinued the development of the semi-disposable Gaia-Med pump within its original program.   The Company will revisit the Gaia-Med development program in the third quarter of 2012, according to a MOITL request.

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

Results of Operations.

(a)           Total Revenue.

The Company had total revenue of $12,158 for the three months ended September 30, 2012 compared to $271,859 for the three months ended September 30, 2011, a decrease of $259,701 or approximately 96%.

The Company had total revenue of $88,404 for the nine months ended September 30, 2012 compared to $421,291 for the Nine months ended September 30, 2011, a decrease of $332,883 or approximately 79%.

These decreases in revenue were the result of a decrease in government grants.

The Company had total revenue of $1,170,428 for the period of inception (June 23, 2004) through September 30, 2012.

(b)           General and Administrative Expenses.

The Company had general and administrative expenses of $32,179 for the three months ended September 30, 2012 compared to $309,127 for the three months ended September 30, 2011, a decrease of $276,948 or approximately 90%.

The Company had general and administrative expenses of $146,128 for the nine months ended September 30, 2012 compared to $763,130 for the nine months ended September 30, 2011, a decrease of $617,002 or approximately 81%.

These decreases in general and administrative expenses were due to reclassification to research and development expenses and reduction of general and administrative expenses to operations needs.

The Company had general and administrative expenses of $4,300,835 for the period of inception (June 23, 2004) through September 30, 2012.

(c)           Research and Development Expenses.

The Company had research and development expenses of $107,270 for the three months ended September 30, 2012 compared to $220,388 for the three months ended September 30, 2011, a decrease of $113,118 or approximately 51%.

The Company had research and development expenses of $452,043 for the nine months ended September 30, 2012 compared to $220,388 for the nine months ended September 30, 2011, an increase of $231,655 or approximately 105%.

This increase in research and development expenses was due to reclassification of general and administrative expenses to research and development.

The Company had research and development expenses of $822,681 for the period of inception (June 23, 2004) through September 30, 2012.

(d)           Net Profit (Loss).

The Company had a net profit of $436,914 for the three months ended September 30, 2012 compared to a net loss of $417,011 for the three months ended September 30, 2011.

The Company had a net profit of $84,782 for the nine months ended September 30, 2012 compared to a net loss of $722,881 for the nine months ended September 30, 2011.

These changes from period to period are the result of other income generated from forgiveness of debts.

The Company had a net loss of $3,751,930 for the period of inception (June 23, 2004) through September 30, 2012.

Operating Activities.

Net cash provided by operating activities was $1,046 for the nine months ended September 30, 2012 compared to net cash used in operating activities of $450,951 for the nine months ended September 30, 2011, a change of $452,744.  This change is attributed mainly to decrease of payment for professional services.

The net cash used in operating activities was $478,049 for the period of inception (June 23, 2004) through September 30, 2012.

Investing Activities.

Net cash used in investing activities was $480 for the nine months ended September 30, 2012 compared to $952 for the nine months ended September 30, 2011.

Net cash used in investing activities was $670,179 for the period of inception (June 23, 2004) through September 30, 2012.

Liquidity and Capital Resources.

As of September 30, 2012, the Company had total current assets of $802,149 and total current liabilities of $994,924 resulting in a working capital deficit of $192,775.  The cash and cash equivalents was $2,207 as of September 30, 2012 compared to $872 as of December 31, 2011, an increase of $1,335.  This increase was due to share issuance for cash received in January 2012.

The net cash provided by financing activities was $0 for the nine months ended September 30, 2012 compared to $445,334 for the nine months ended September 30, 2011.  This change is attributed to decrease in share issuance for cash and for share-based payments.  Overall, cash and cash equivalents for the nine months ended September 30, 2012 increased by $547.  The net cash provided by financing activities was $1,148,743 for the period of inception (June 23, 2004) through September 30, 2012.

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

On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Sam Elimelech, the Company’s President & CEO.  Under this agreement, Sam Eliemelech purchased from the Company 18,000,000 restricted shares of common stock for a total consideration of $18,000 ($0.001 per share).

On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Gai Mar-Chaim, the Company’s secretary/treasurer.  Under this agreement, Mr. Mar-Chaim purchased from the Company 18,000,000 restricted shares of common stock for a total consideration of $18,000 ($0.001 per share).

On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Eran Elimelech, son of Sam Elimelech (the Company’s president) but not living in the  same household.  Under this agreement, Eran Elimelech purchased from the Company 2,000,000 restricted shares of common stock for a total consideration of $2,000 ($0.001 per share).  Sam Elimelech disclaims any beneficial ownership of these shares.

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

Forward Looking Statements.

Information in this Form 10-Q contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended (“Securities Act”).  When used in this Form 10-Q, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set forth below, there were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2012 that were not reported in a filing:

(a)           On September 20, 2012, the Company issued a total of 3,000,000 restricted shares of common stock (1,500,000 each) to Otzarot Tarshsih Nechasim Vehashkaott Ltd., for additional consulting work, and Uziel Economic Consultant Ltd., for additional marketing services.  The Company did not charge any additional compensation to the profit and loss account for the nine months ended September 30, 2012 since these additional services have not been provided yet.

(b)           On September 20, 2012, the Company issued 720,000 restricted shares of common stock to American Capital Ventures, and 480,000 restricted shares of common stock to Maplehurst Investment Group, both for investor relations services.  Accordingly, the Company charged to the profit and loss account total compensation of $10,000 for the nine months ended September 30, 2012.

The Company relied on the exemptive provisions of Regulation D under the Securities Act for the issuances in (a) and (b) above.  At all times relevant the securities were offered subject to the terms and conditions of this Regulation.  No commissions were paid in connection with any of these sales.  All funds received from the sale of the common stock are to be used for working capital purposes.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended September 30, 2012

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Correction.

It was reported in the Company’s last Form 10-Q that 600,000 restricted shares of common stock were issued to 1568934 Ontario Limited, a greater than 10% stockholder of the Company, located in Beverly Hills, California, on August 14, 2012 in connection with office space leased to the Company.  These shares were actually issued on September 20, 2012.

Subsequent Events.

(a)           On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Sam Elimelech, the Company’s President & CEO.  Under this agreement, Sam Eliemelech purchased from the Company 18,000,000 restricted shares of common stock for a total consideration of $18,000 ($0.001 per share).  These shares were actually issued on November 15, 2012.

(b)           On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Gai Mar-Chaim, the Company’s secretary/treasurer.  Under this agreement, Mr. Mar-Chaim purchased from the Company 18,000,000 restricted shares of common stock for a total consideration of $18,000 ($0.001 per share).  These shares were actually issued on November 15, 2012.

(c)           On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Eran Elimelech, son of Sam Elimelech (the Company’s president) but not living in the  same household.  Under this agreement, Eran Elimelech purchased from the Company 2,000,000 restricted shares of common stock for a total consideration of $2,000 ($0.001 per share).  Sam Elimelech disclaims any beneficial ownership of these shares.   These shares were actually issued on November 6, 2012.

The Company relied on the exemptive provisions of Regulation S under the Securities Act for the issuances in (a), (b), and (c) above.  At all times relevant the securities were offered subject to the terms and conditions of this Regulation.  No commissions were paid in connection with any of these sales.  All funds received from the sale of the common stock are to be used for working capital purposes.

ITEM 6.  EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andain, Inc.

Dated: November 19, 2012	By: /s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President
(principal executive officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

4.1	Option issued to 1568934 Ontario Limited by the Company, dated January 14, 2011 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on March 29, 2011).

4.2	Employee Stock Option Plan, dated January 15, 2011 (incorporated by reference to Exhibit 4.2 of the Form 10-Q filed on November 21, 2011).

4.3	Stock Option Grant to Sam Elimelech, dated January 20, 2011 (incorporated by reference to Exhibit 4.3 of the Form 10-Q filed on November 21, 2011).

4.4	Stock Option Grant to Gai Mar-Chaim, dated January 20, 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-Q filed on November 21, 2011).

4.5	2011 Stock and Option Plan, dated July 26, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on July 26, 2011).

4.6	2012 Stock and Option Plan, dated August 5, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 14, 2012).

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

10.22	Corporate Office Services Agreement between the Company and 1568934 Ontario Limited, dated January 5, 2012 (incorporated by reference to Exhibit 10.22 of the Form 10-Q filed on August 29, 2012).

10.23	Regulation S Stock Purchase Agreement between the Company and Eran Elimelech, dated July 29, 2012 (incorporated by reference to Exhibit 10.23 of the Form 10-Q filed on August 29, 2012).

10.24	Regulation S Stock Purchase Agreement between the Company and Sam Elimelech, dated July 29, 2012 (filed herewith).

10.25	Regulation S Stock Purchase Agreement between the Company and Gai Mar-Chaim, dated July 29, 2012 (filed herewith).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on July 24, 2012).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-K filed on April 16, 2012).

23	Consent of Dov Weinstein & Co. C.P.A. (Isr) (incorporated by reference to Exhibit 23 of the Form 10-Q filed on August 29, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).