Form 10-Q/A
period 2012-09-30
ANDAIN, INC.
filed 2012-11-21
CIK 1321502

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

This Amendment to the Quarterly Report on Form 10-Q for the periods ended September 30, 2012, originally filed with the Securities and Exchange Commission on November 19, 2012, is being filed solely for the following purpose: The furnishing of Interactive Data File disclosure as Exhibit 101 in accordance with Rule 405 of Regulation S-T (this Exhibit was not previously filed).

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

Andain, Inc.

Dated: November 21, 2012	By: /s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President
(principal executive officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

4.1	Option issued to 1568934 Ontario Limited by the Company, dated January 14, 2011 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on March 29, 2011).

4.2	Employee Stock Option Plan, dated January 15, 2011 (incorporated by reference to Exhibit 4.2 of the Form 10-Q filed on November 21, 2011).

4.3	Stock Option Grant to Sam Elimelech, dated January 20, 2011 (incorporated by reference to Exhibit 4.3 of the Form 10-Q filed on November 21, 2011).

4.4	Stock Option Grant to Gai Mar-Chaim, dated January 20, 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-Q filed on November 21, 2011).

4.5	2011 Stock and Option Plan, dated July 26, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on July 26, 2011).

4.6	2012 Stock and Option Plan, dated August 5, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 14, 2012).

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

10.22	Corporate Office Services Agreement between the Company and 1568934 Ontario Limited, dated January 5, 2012 (incorporated by reference to Exhibit 10.22 of the Form 10-Q filed on August 29, 2012).

10.23	Regulation S Stock Purchase Agreement between the Company and Eran Elimelech, dated July 29, 2012 (incorporated by reference to Exhibit 10.23 of the Form 10-Q filed on August 29, 2012).

10.24	Regulation S Stock Purchase Agreement between the Company and Sam Elimelech, dated July 29, 2012 (incorporated by reference to Exhibit 10.24 of the Form 10-Q filed on November 19, 2012).

10.25	Regulation S Stock Purchase Agreement between the Company and Gai Mar-Chaim, dated July 29, 2012 (incorporated by reference to Exhibit 10.25 of the Form 10-Q filed on November 19, 2012).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on July 24, 2012).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-K filed on April 16, 2012).

23	Consent of Dov Weinstein & Co. C.P.A. (Isr) (incorporated by reference to Exhibit 23 of the Form 10-Q filed on August 29, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).

101	Interactive Data File (filed herewith).