Form 10-K
period 2012-12-31
ANDAIN, INC.
filed 2013-05-13
CIK 1321502

COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-51216

ANDAIN, INC.

(Exact Name of Company as Specified in its Charter)

Nevada	20-2066406
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

400 South Beverly Drive, Suite 312
Beverly Hills, California	90212
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ].

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Non-Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act: Yes [ ] No [X].

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2013: $327,450.  As of March 31, 2013, the Company had 57,669,242 shares of common stock issued and outstanding.

2

3

4

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

The Company also operates an in-house technological and industrial incubator, supported by its industrial associates and government funding. Through its incubator program, the Company is constantly screening promising new technologies to commercialize. The Company’s focus is on patented technologies that can be commercialized within a period of 12-24 months and, preferably, provide lifesaving attributes.

Business of the Company.

The Company is currently operating eight business units:

Product-based business units:

•	Miniature semi-disposable insulin pump (Gaia Med Ltd.)

•	Miniature fully disposable insulin pump (Andain Inc)

•	Targeted drug delivery nano-particles (TPDS Ltd.)

•	Stem cell therapy (OrCell Ltd.)

•	Ultasonic catheter for brain cancer therapy (Sonenco Ltd.)

•	Peptide booster for anti-wrinkle cosmeceuticals (NBCT Ltd.)

Service-based business units:

•	Management consulting and business development (Impact Active Team Ltd.)

•	Industrial and technological incubator (Meizam – Advance Enterprise Center Arad Ltd.)

•	Financing services (Meizam Arad Investments Ltd.)
5

1.  Miniature Disposable Insulin Pump.

On July 1, 2010, the Company, through its subsidiaries Meizam – Advanced Enterprise Center Ltd., an Israel corporation (“Meizam Arad”), and Meizam Arad Investments Ltd. an Israel corporation (“Meizam Investments”), entered into an initial share purchase agreement with Gaia Med Ltd., an Israel corporation (“Gaia Med”). On March 31, 2011 Gaia Med issued 600,000 shares to Meizam Investments according to the Industrial Incubator Agreement, where Meizam Investments acquired 33% of Gaia Med shares for 2.25 million New Israeli Shekels (“NIS”) (App. $650,000). During 2013, the Company does not expect to receive additional research and development grants for Gaia Med from the Israeli Ministry of Industry, Trade, and Labor’s (“MOITL”) above the specified in the approved program.

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

In addition, the Company develops advanced miniature, ultra slim, 'Band-Aid' patch size insulin pump, the Gemini. Our miniaturizing technology enabled the development of a fully disposable, waterproof, fully programmable insulin pump designed to treat Type I and Type II diabetes for a week. The pump holds 6CC of insulin and is 49mm diameter by 7 mm thick 25 in size, making it very comfortable and almost unnoticeable to wear. Moreover, its ultra-low cost makes it an affordable and clinically superior replacement for pen injector products. Smart on-line monitoring provides a real-time alert for occlusions and leakages.

We also developed a plug in universal remote-control unit that provides the patient, clinic, and doctor dynamic control and on going monitoring of the patient’s insulin treatment program. As a stand-alone, the pump is pre-programmed for patient treatments, providing tailored-made safe basal Insulin treatment and allows for the program-controlled delivery of manual bolus insulin dosages. A fail-safe mechanism prevents the administration of multiple bolus insulin dosages and fully controls basal insulin to prevent hypo-glycemia.

The Company’s fully disposable insulin pump product line based on miniaturizing technologies developed and implemented in our insulin pumps. These insulin pumps address two market segments:

•	Type-I diabetics, who are usually eligible for reimbursement of insulin pump expenditure from health insurers and, therefore, many of them use insulin pump. The Company’s miniature product may offer more comfortable and unnoticeable product for this market segment.
6

•	Type-II diabetics, who comprise of the majority of diabetic patients, but usually are not eligible for health insurance reimbursement for insulin pump and, therefore, usually use other injection products, e.g. insulin pen injector, which are eligible for reimbursement. Diabetic doctors usually agree that insulin pump offers clinically superior therapy. The Company’s low cost product may offer an affordable yet superior product for this market segment.

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

7

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

(c)  Current Status.

The Company is currently putting significant efforts in manufacturing and regulatory affairs of the fully disposable miniature pump in order to enable us completing the FDA before end of 2013. During 2013, the Company plans to conduct clinical trials of diabetes type II treatment with our insulin pumps for market acceptance purposes. The Company is maintains its new patent application, which is separate from the semi-disposable pump patents and intellectual properties, in order to secure the newly developed technology.

The development and in-vitro tests of the Diamond semi-disposable pump were successfully completed and meet the medical and marketing requirements for diabetic type-I and type-II patients. The Company now intends further miniaturizing the pump and reducing its production cost.

(d)  12 Month Operational Plan.

Production – The Company’s design for production enables it to commence pump production for the clinical trials. The Company develops FDA standards production line of the fully disposable pump will at a GMP production facility certified for the same regulation and quality assurance as the commercial product.

Clinical trials – The Company’s our scheduled clinical trials will take place at the Diabetics Clinic of Diabetic Center, Schneider Medical Center, Petach Tikva. The clinical trials are designed to support 3 groups of 200 patients per group, compared to the general population of diabetes type-II using conventional insulin pen injection:

Type I diabetes – Pumps personally programmed for type I diabetics. The individual in the group is controlled by Soroka Hospital Diabetic Clinic.

Type II diabetes – Pumps personally programmed for type II diabetics. The individual in the group is controlled by Soroka Hospital Diabetic Clinic.

Type II diabetes – Pumps have general basal programming to be used as the reference group

8

Type II diabetes – Patients use the conventional pen injection as a control group.

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

9

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
10

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
11

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

2.  Nano-particles Targeted Drug Delivery Technology.

On June 11, 2006, the Company entered into a Technology Purchase Agreement with Pangea Investments GmbH (“Pangea”). Pangea was the owner of the intellectual properties, potential patent rights, know-how and research and development in process, and all related technical information, in connection with technology as described in a U.S. patent application filed on June 7, 2006. In return for acquiring the rights to use the technology covered by this applied patent, the Company paid to Pangea Investments GmbH 4,500,000 restricted shares of common stock. On February 27, 2012, Pangea Investments GmbH sold all of the restricted shares of common stock held in its name and is no longer a shareholder in the Company.

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

On August 14, 2006, the Company established TPDS Ltd., an Israel corporation (“TPDS”), as a subsidiary responsible for further development of the acquired technology into a commercially viable product in the field of respiratory care of chronic obstructive pulmonary disease and ventilator-associated pneumonia patients. TPDS has developed organ-targeted drug delivery nano-particles with timely drug release capacity. TPDS is located at Meizam Arad. Currently, the Company holds 93.6% of TPDS’s equity.

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

TPDS (target particle delivery system) is the Company’s product line based on unique nano-particles capable of carrying different drugs to specific organs. Our nano-particle technology is capable of ultra-high drug loading of hydrophobic and hydrophilic drug types. The nano-particle releases the drug on a pre-designed timing, and then decomposes to its natural ingredients and naturally dissolves by the body's functions. Our nano-particle delivery technology improves significantly the effectiveness and efficiency of delivering antibiotics via inhalation, thus providing a potentially better cure for pulmonary diseases.

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

The Company’s primary application is COPD (chronic obstructive pulmonary disease), which affects over 16 million patients in the U.S. alone. The initial target application is VAP (Ventilator-Associated Pneumonia), where patients are commonly treated in intensive care units and suffer high mortality rate, and the Company may offer lifesaving therapy.

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

The Company completed the initial development and is preparing batch production for pre-clinical trials

(a)  Current Status.

Nano-particle accelerated development – The Company has completed development of the nano-particle technology capable to carry and accommodate hydrophobic (repelling water based molecules) as well hydrophilic (attracting water based molecules) medical drug molecules.

The Company has managed to expand significantly its nano-particles capabilities to carry out also the GSK RELENZA (zanamivir) drug for swine flu (H1N1) therapy. About three years ago, the FDA issued a warning letter regarding the use of RELENZA in inhalation since it has not been proven as safe and effective. Zanamivir is an effective drug for the swine flu. The request for this nano-particle application was referred to us by Professor Pitlik formerly Head of Infectious Diseases Dept. at Belinson Medical Center. The Company estimates that the additional development enhancing the product’s capabilities will provide unique and significant technological advantage and will enhance the Company’s business capabilities.

It is the Company’s goal to enter into clinical trials with the modified nano-particle which will be capable of carrying additional drugs such as the zanamivir knowing that the use of its nano-particle may prevent solution foaming and increase the drug delivery effectiveness.

Ethical Committee ("Declaration of Helsinki") – The Company was asked to add one pre-clinical safety test. The Company will complete the regulatory applications for the planned clinical trials with its next investment round.

Clinical trials – with the next investment round the Company will perform the clinical trials at the respiratory intensive care unit at Rambam Medical Center (Haifa, Israel)

GMP production – The production will take place at Rotem Industries GMP facility. In April 2011 Rotem received the Ministry of Health's approval for producing TPDS drug with no cross-contamination risk!

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

Smoking is the primary risk factor for COPD. Smoking causes approximately 80 to 90 percent of COPD deaths. Female smokers are nearly 13 times as likely to die from COPD as women who have never smoked. Male smokers are nearly 12 times as likely to die from COPD as men who have never smoked. Other risk factors of COPD include air pollution, second-hand smoke, history of childhood respiratory infections and heredity.  Occupational exposure to certain industrial pollutants also increases the odds for COPD.  A recent study found that the fraction of COPD attributed to work was estimated as 19.2% overall and 31.1% among never smokers.

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
16

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

3.  Stem Cell Therapy for Muscular Injuries.

On November 16, 2010, the Company’s subsidiary Meizam Investments signed an initial share purchasing agreement with OrCell Ltd., an Israel corporation (“OrCell”), to acquire 33% of OrCell's intellectual properties and intangible assets for 1.5 million NIS (around $400,000). OrCell has developed an innovative stem cell technology for healing and rehabilitating of severally damaged muscle tissue and initiating strong myogenetic regeneration in injuries such as myocardial infarction (MI), pressure ulcers, and regenerative diseases of muscle. The Orcel project is conducted at Meizam Arad.

The Company’s innovative stem cell therapy technology rehabilitates and heals damaged muscle tissue by initiating regenerative myogenic cells (cardiac muscle), as well as striated muscle cells (skeletal muscle) growth in damaged tissue sites such as the myocardium (cardiac muscle) following an myocardial infarction (heart attack), limb pressure ulcers, and degenerative muscular diseases. The short-term application is directed towards the treatment of patients with peripheral vascular disease, while the long term application is focused on the healing and regeneration of cardiac muscle following acute myocardial infarction or chronic heart failure.

Employing a patient’s own cells (autologic transplantation), the Company’s unique technology and process diverts the patient's own cells into specific targeted myogenic cells, which can then be inserted into the damaged tissue and accelerates the healing process. The administered myogenic or skeletal stem cells work as a network, acting in exactly the same way that the cells of skeletal and heart muscle tissue perform, and actually replenish the existing cells, thus strengthening the intended injured site following the transplantation process. This process can be utilized for different clinical pathologies as mentioned above and can also be utilized for patient using different donor as the source of the stem cells.

Our developed technology and protocols results in a promising safe regenerative therapy, without side effects, tissue rejection or the requirement of suppressive immunological treatment or malignant tumor hazard. Our technology also provides a simple, fast and safe treatment, overcoming technological difficulties associated with using other stem cell therapies sources such as embryonic, placenta, or umbilical cord blood cells that require cryogenic storage.

The product is based on an invention that allows controlled direction of stem cells toward only myogenic cells. This unique process allows the planted myogenic cells to work as a network (similar to the cells of skeletal and heart muscle tissue) suitable for transplantation use.

Apart from this technology, a mass production protocol is currently being developed allowing safe and efficient mass-production direction of human stem cells into myogenic cells for any human transplantation and human tissue engineering without rejection. The protocol currently shows promising safe human therapy without side effects and is integrated into the injured tissue without body rejection or suppressive immunological medical treatment.

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

(b)  12 Month Operational Plan.

Production from human fat – The Company is further developing the production methods of diverted stem cells from patient fat to a commercial scale. The Company intends introducing a working production method and facility by end Q1, 2014.

Pre-Clinical trial – The Company intends commencing clinical trials in Q3 2013, using initial products produced in its production line.

Clinical trials – They will be conducted at the Regenerative Clinic of Sheba (Tel Hashomer) Medical Center. The Company intends commencing clinical trials in Q2, 2015.

Pre-clinical and ethical applications– Currently, the Company is in the process of animal studies and ethical regulatory process and applications.

4.  Ultrasonic Catheter for Brain Cancer Therapy.

On April 10, 2011, Meizam Arad entered into initial share purchase agreement with Sonenco Ltd., an Israel corporation (“Sonenco”). As a consideration for this investment, Sonenco issued to Meizam Arad 55% of its total issued and outstanding shares on a fully diluted basis, and, in addition, 5% of its total issued and outstanding shares on a fully diluted basis to Meizam Arad. As of December 31, 2012, the initial share purchase agreement was not closed. During the period April 10, 2011 through December 31, 2012, the Company continued the development and technology enhancements, as a full IP proprietary of the Company. The Company will finalize the initial share purchase agreement if MOITAL will grant the funds and development grants for Sonenco. Soneneco is located at Meizam Arad.

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

5.  Peptide Booster for Anti-wrinkle Cosmetics

On October 16, 2010, the Company’s subsidiary Meizam Investments signed an initial share purchasing agreement with NBCT Ltd., an Israel corporation in formation (“NBCT”), to acquire 35% of NBCT shares for 1.5 million NIS (around $400,000). As of December 31, 2012, the initial share purchase agreement was not closed. During the period of October 16, 2010 through December 31, 2012, the Company continued the development and technology enhancements, as a full IP proprietary of the Company. The NBCT project is conducted at Meizam Arad.

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

6.  Meizam – Advance Enterprise Center Arad Ltd. (Technological and Industrial Incubator).

Meizam Arad is the Company’s subsidiary operating an industrial incubator program under the guidance and support of the Office of the Chief Scientist of MOITL. Meizam Arad board of directors decided not to extend the agreement period with MOITAL beyond the initial term. The Company will continue for the next 3 years to maintain all MOITAL guidelines to the projects funded by MOITAL. The industrial incubator program is aimed at young companies with proven technologies or prototypes that are on the verge of commercialization and industrialization. This program is designed to attract novel technologies and attractive new products supported by government funding at the pre-commercialization phase.

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
22

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

For each dollar funded by the Company to the incubator company, MOITL funded the incubator company with additional two dollars. Therefore, in exchange of its funding the Company received (through its subsidiary Meizam Arad) shares of the incubator member company for the full program funding including the MOITL funds.

7.  Meizam Arad Investments Ltd.

The Company established Meizam Investments on February 9, 2011 as a business unit that provides all the required financing to the other Company's subsidiaries operating under the industrial incubator program. Currently, the Company holds 73.1% of Meizam Arad’s equity

Meizam Investments was established to meet MOITL’s requirement to operate Meizam Arad as a management service provider only, and separate the holding and financing of the incubator through a different entity, as structured at other technology incubators in Israel.

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

8.  Impact Active Team Ltd. (Management Consulting).

On July 3, 2006, the Company entered into a Share Purchase Agreement with Pangea. Under this agreement, the Company purchased from Pangea all of the outstanding common stock of Impact Active Team Ltd., an Israeli corporation (“Impact”). In return for acquiring these shares, the Company paid to Pangea 2,500,000 restricted shares of common stock. On February 27, 2012, Pangea Investments GmbH sold all of the restricted shares of common stock held in its name and is no longer a shareholder in the Company. Currently, the Company holds 100% of Impact’s equity.

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

Impact has an affiliation agreement with P.O.C. Hi-Tech (1992) Ltd., a leading management consulting firm in Israel.

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

Ronen Smooha

Head of Software

Mr. Smooha is a former Microsoft executive and veteran of the Israeli software industry. After joining Microsoft Israel in 2001, he went on to lead the subsidiary’s ISV business development services and Developer Evangelism. In this capacity, Mr. Smooha was responsible for ..NET platform adoption across the market, growing revenue and impact worldwide, while forming long term relations with the ISV eco-system. He formed RDS Business Development in 2009, which provides business development support for seasoned start-ups and IT companies and business and technical due diligence for International companies, angel investors and Israeli software incubation centers. Mr. Smooha is on the board of E4D solutions LTD, advisory board of SkilliQ, and on the investment committee of Meizam.org, an industrial incubation center.

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

Employees.

The Company has three full time employees and eight part-time service providers who are engaged by the Company’s and its subsidiaries Impact Active Team Ltd and Meizam – Advanced Enterprise Center Arad Ltd.

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

The Company has incurred a net loss of $2,504,588 for the year ended December 31, 2012, $1,359,896 for the year ended December 31, 2011, and $6,547,265 for the period of inception (July 23, 2004) through December 31, 2012. The Company cannot provide assurance that it can achieve or sustain profitability or even generate positive cash flow in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company will continue to incur losses until it is able to establish reasonable levels of sales. The Company’s possible success is dependent upon the successful development and marketing of its products and services, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges. The Company will need to raise up to $10,000,000 in the next 36 months to implement its plan of operation. In the event that the Company needs additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

(b)  The Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company’s ability to Continue as a Going Concern, Which May Hinder the Ability to Obtain Future Financing.

In its report dated May 2, 2013, the Company’s independent auditor stated that the financial statements for the year ended December 31, 2012 were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to execute a business combination and thereafter to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(c)  The Company May Not Be Able to Accommodate Rapid Growth Which Could Decrease Revenues.

To manage anticipated growth, the Company must continue to implement and improve its operational, financial and management information systems. The Company must also hire, train and retain qualified personnel, continue to expand and upgrade core technologies, and effectively manage its relationships with end users, suppliers and other third parties. The Company’s expansion could place a significant strain on its current services and support operations, sales and administrative personnel, capital and other resources. The Company could also experience difficulties meeting demand for its products and services. The Company cannot guarantee that its systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. The Company’s failure to effectively manage growth could adversely affect the business’s financial position and results of operations.

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

There is a risk that some of the Company’s products may infringe the proprietary rights of third parties. In addition, whether or not the Company’s products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the Company, it may be required to modify its products or seek licenses for these intellectual property rights. The Company may not be able to modify the Company’s products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Company’s failure to do so could have a negative effect on its business and revenues.

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

(n)  The Company’s Success Is Largely Dependent on the Abilities of Its Personnel.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  PROPERTIES.

The Company does not own any fixed property and has no agreements in place or planned to acquire any properties. The Company currently maintains an office of 1,000 square feet at 400 South Beverly Drive, Suite 312, Beverly Hills, California, 90212. The Company pays an annual rent for use of this office in restricted shares of Company common stock. These offices are currently adequate for the needs of the Company.

All commercialization and research and development operations are performed through the Company’s subsidiaries, Impact Active Team Ltd., Meizam Arad Investments Ltd., TPDS Ltd., Meizam – Advanced Enterprise Center Arad Ltd., and Gaia Med Ltd., and the principal support facilities are located in 36 Hayarkon St. Yavne, Israel. The operation facilities include a biological, chemical, and miniaturizing laboratories.

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

The Company instituted a claim of NIS 12,000,000 against the City of Arad, Israel in respect of an award by the Israeli government for operating an industrial incubator project that becomes due in 2011. The City of Arad was unable to comply the Company’s payment claims; therefore, the Company intends in the near future to institute legal proceedings in this matter.

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

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2012

	High	Low

Quarter Ended December 31, 2012	$0.075	$0.05
Quarter Ended September 30, 2012	$0.55	$0.05
Quarter Ended June 30, 2012	$0.12	$0.05
Quarter Ended March 31, 2012	$0.15	$0.05

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2011

	High	Low

Quarter Ended December 31, 2011	$0.125	$0.05
Quarter Ended September 30, 2011	$0.80	$0.05
Quarter Ended June 30, 2011 (1)	$0.80	$0.80
Quarter Ended March 31, 2011	-	-

(1) The Company’s common stock commenced quotation on the OTCBB on June 29, 2011.

Holders of Common Equity.

As of March 31, 2013, the Company had 66 record holders of its common stock.  The number of record holders was determined from the records of the Company’s transfer agent.  The number of record holders excludes any estimate of the number of beneficial owners of common shares held in street name.

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

Equity Securities Sold Without Registration.

There were no sales of unregistered (restricted) securities not during the year ended on December 31, 2012 not previously reported by the Company, except as follows:

On June 14, 2012, the Company issued 200,000 restricted shares of common stock to the Company’s transfer agent, Globex Transfer, LLC, for professional services rendered valued at $10,000.

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

The Company’s technological / industrial accelerating incubator specializes in utilization of the industrial infrastructure of companies that it works with, optimizing each product’s research and development and engineering development to the “best-in-the-market” product.

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

The Company estimates that the Gemini development, regulatory, and manufacturing in order to complete all needed clinical trials, will require an additional $750,000. In addition we estimate that it will require $600,000 to introduce the innovative pump to the market and large distributors

Nano-particles Targeted Drug Delivery Technology.

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

The Company estimates that the additional development, regulatory, and manufacturing in order to complete all needed clinical trials, will require an additional $1,100,000.

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

(b)  Operations.

Insulin Pumps.

The Company separates the development in any aspect from the development of the Gaia Med Diamond semi-disposable pump. The Company has successfully managed to develop Gaia-Med’s technology and intellectual properties secured by patents, and develop new, separate intellectual properties for the Gemini pump During 2012 the Company further developed and enhanced the Gemini patents. Those enhancements will be filed in second quarter of 2013. The Company’s development success of new and separate technology that is not based or relates in any aspect on Gaia-Med’s technology precludes the Company and the incubator from any royalties' payment on the Gemini product line. The Company and the incubator also continue to develop the semi-disposable Gaia-Med pump within its original program. Therefore, the Company intends to establish a new company to accommodate all assets and operations of the Gemini pump as soon as this pump is ready for clinical trials batch production.

Nano-Particles.

The Company separates the additional development in any aspect from the development done in TPDS.

The Company has successfully managed to develop new technology and intellectual properties to be secured by new patents, for the multi-tasking nano-particles, to be filed in as with the Company's next investment round. The Company’s development success of new and separate technology that is not based or relates in any aspect on TPDS’s technology precludes the Company and the incubator from any royalties’ payment on this product line. Currently, the

Company and the incubator-halted development of TPDS based technology, and now develop only its new technology. The Company will revisit the original TPDS development program during 2013, according the pre-clinical results of the new technology and product.

With the next investment round the Company intends to establish a new company to accommodate all assets and operations of the new technology and development

Stem Cell Therapy.

The Company intends to establish a new company to accommodate all assets and operations of the new technology and development of the project as soon the clinical trials will commence.

Results of Operations.

(a)  Total Revenue.

The Company had total revenue of $181,298 for the year ended December 31, 2012 compared to $325,006 for the year ended December 31, 2011, a decrease of $143,708 or approximately 44%. This decrease in net revenue was the result of no government grants received by the Company’s operating subsidiary, Meizam Arad, from MOITL during 2012 as compared to $312,990 in 2011.

The total revenue for the year ended December 31, 2012 ($181,298) was generated by consulting activities compared to $12,016 for the year ended December 31, 2011, an increase of $169,282 or approximately 1,409%. This was due to the fact that the Company made a strategic decision to allow the OCS agreement to expire and not renew it (the agreement expiration does not prevent the Company to get government grants subject to other regulations).

The Company had total revenue of $1,248,322 for the period of inception (June 23, 2004) through December 31, 2012.

(b)  General and Administrative Expenses.

The Company had general and administrative expenses of $2,870,407 for the year ended December 31, 2012 compared to $1,235,679 for the year ended December 31, 2011, an increase of $1,634,728 or approximately 132%. This increase in general and administrative costs was mainly due to stock based compensation of $1,862,000 to key management in 2012 as compared to no stock based compensation to key management in 2011.

The Company had general and administrative expenses of $7,100,447 for the period of inception (June 23, 2004) through December 31, 2012.

(c)  Research and Development Expenses.

The Company had research and development expenses of $55,359 for the year ended December 31, 2012 compared to $223,878 for the year ended December 31, 2011, a decrease of $168,519 or approximately 75%. This decrease in research and development was due to the following reasons:

•	The Company stopped employing sub-contractors funded by government grants.

•	The Company had no impairment of goodwill expenses for the year ended December 31, 2012 compared to $14,708 for the year ended December 31, 2011.

The Company had research and development expenses of $391,287 for the period of inception (June 23, 2004) through December 31, 2012.

(d)  Other Income, Net.

The Company had $236,175 other income for the year ended December 31, 2012 compared to $15,000 for the year ended December 31, 2011 generated by debt forgiveness of service providers.

(e)  Net Loss.

The Company had a net loss of $2,504,588 for the year ended December 31, 2012 compared to $1,359,896 for the year ended December 31, 2011, an increase of $1,144,692 or approximately 84%. The increase in net loss is the result primarily from the Company’s accelerated development and engineering for production of our disposable insulin pump.

The Company had a net loss of $6,547,265 for the period of inception (June 23, 2004) through December 31, 2012.

Operating Activities.

The net cash used in operating activities was $343,498 for the year ended December 31, 2012 compared to $275,472 for the year ended December 31, 2011, an increase of $68,026 or approximately 25%. This change is mainly attributed to increase in share-based payments.

Investing Activities.

Net cash used in investing activities was $0 for the year ended December 31, 2012 compared to $20,649 for the year ended December 31, 2011, a decrease of 100% that is attributed to patent and acquisition of a subsidiary during 2011.

Liquidity and Capital Resources.

As of December 31, 2012, the Company had total current assets of $499,250 and total current liabilities of $700,613, resulting in a working capital deficit of $201,363.  The cash and cash equivalents was $0 as of December 31, 2012 compared to $872 for the year ended December 31, 2011, a decrease of $872 or 100%.  This decrease resulted from negative cash flows from operations.

The net cash provided by financing activities was $342,626 for the year ended December 31, 2012 compared to $259,265 for the year ended December 31, 2011, an increase in cash provided financial activities of $83,361 or approximately 32%. This increase resulted primarily from proceeds from stock issued for cash.

The Company’s current cash and cash equivalents balance will not be sufficient to fund its operations for the next 12 months. The Company’s ability to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, and to obtain additional financing, and ultimately attain profitability. The Company’s continued operations, as well as the implementation of the Company’s business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing.

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

(e)  New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued new accounting guidance intended to simplify the testing of indefinite-lived intangible assets for impairment. Entities will be allowed the option to first perform a qualitative assessment on impairment for indefinite-lived intangible assets to determine whether a quantitative assessment is necessary. This guidance is effective for impairment tests performed in the interim and annual periods for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements as of and for the years ended December 31, 2012 and 2011, and for the period of inception (July 23, 2004) through December 31, 2012, are presented in a separate section of this report following Item 15.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Effective on January 28, 2013, Crowe Horwath (Israel), the independent registered public accounting firm who was previously engaged as the principal accountant to audit the Company’s financial statements, was terminated by the Company. The decision to change principal accountants was approved by the Company’s Board of Directors.

Crowe Horwath (Israel) did not audit any of the Company’s financial statements.

Crowe Horwath (Israel) completed its review of the Company’s interim financial statements for the periods ended June 30, 2012. No further reviews were provided by Crowe Horwath (Israel) to the Company (a review of the interim financial statements dated September 30, 2012 was conducted by AS Financial Auditors, an independent public accounting firm, using professional standards and procedures for conducting such reviews). During the period from July 15, 2012 (the date of engagement of this firm) through January 28, 2013, there were no disagreements with Crowe Horwath (Israel) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no “reportable events” as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-K that occurred during the period from July 15, 2012 through January 28, 2013.

(b) On February 3, 2013, the Company engaged Yarel + Partners as successor to Crowe Horwath (Israel) as its independent registered public accounting firm to audit the Company’s financial statements. Prior to that date, neither the Company (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in its internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, and in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).

The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria established in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012. Specifically the Company did not maintain an effective control environment based on the criteria established in the COSO framework.

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
51

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

Because the Company must not only design new controls to remediate these material weaknesses, but also implement and test them in order to ensure that the weaknesses have been remediated, the Company expects that a number of these material weaknesses will not be remediated by December 31, 2013, the next date as of which the Company must assess its internal control over financial reporting. While unremediated, these material weaknesses have the potential to result in the Company’s failure to prevent or detect misstatements in its consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Subsequent Event.

Subsequent to December 31, 2012 and through the date these financial statements were issued, 400,000 free trading shares of common stock were issued under the 2011 Stock and Option Plan in connection with the conversion of accounts payables for services provided with the issuance of stock of common shares.

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

(a)  Sam Shlomo Elimelech, President/Director.

Mr. Elimelech, age 55, has executive and multidisciplinary technical experience and has founded and led several hi-tech companies in the communication field. During the period of 1982 to 2000, he had extensive executive, management and technical experience in telecommunications. From January 2000 to June 2002, Mr. Elimelech served as a director and CEO of Impact Active Team Ltd., providing executive consulting for that company’s turn-around process up to an IPO. For the period of July 2002 to the present, he has served as an investment manager of Pangea Investments GmbH’s office in Israel, a Swiss-based investment company, and from July 2003 to September 2005, he was an investment manager in Pangea’s subsidiary, Enterprise Capital AG.

(b)  Gai Mar-Chaim, Secretary/Treasurer/Director.

Mr. Mar-Chaim, age 50, has over twenty years of experience in strategic planning for more than 300 hi-tech companies. In May 1987 he joined P.O.C. Capital Investments Ltd., a leading management-consulting firm in Israel, an affiliate of Arthur D. Little, and managed its technology & industrial division. In January 2000, Mr. Mar-Chaim joined Fantine Group, a business development and venture capital group, and managed its management consulting practice; in January 2001, he left this firm to resume his consulting activities at P.O.C. In June 2002 he joined Pangea as an investment manager in its Israel office and in July 2003 joined Enterprise Capital as an investment manager, a position he held until September 2005. Mr. Mar-Chaim holds a Masters of Business Administration (finance) degree from Tel Aviv University.

Legal Proceedings.

Legal proceedings involving Mr. Elimelech, and Mr. Mar-Chaim:

(a) On October 19, 2006, P.O.C., the landlord of Enterprise Capital’s premises in Israel, filed a lawsuit in the Tel-Aviv Court claiming alleged utility debt of Enterprise Capital of about $14,000, plus interest.  Impact Active (and not the Company as previously reported), Mr. Elimelech, and Mr. Mar-Chaim are also named as defendants in this action.  The defendants have filed answers in this action. On September 24, 2012, the court ruled against Impact Active Team Ltd. and dismissed Mr. Elimelech and Mr. Mr Mar-Chaim from the action.

(b) On November 23, 2006, Mercantile Bank filed a lawsuit in the Tel-Aviv Court is claiming a debt of $40,000, plus interest, from Enterprise Capital. Impact Active team Ltd, Mr. Elimelech, and Mr. Mar-Chaim are also individually named as defendants in this action, as the guarantors to the loan provided to the Enterprise Capital. The defendants have filed answers in this action.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal year 2012, and certain written representations from executive officers and directors, the Company is aware that the following required reports were not timely filed:

(a) Ralph Marthaler: Form 4 to report that Pangea Investments GmbH (controlled by Mr. Marthaler) sold all of the shares held in its name to the following individuals: Sam Elimelech, a Company director and president (2,471,878 shares); Gai Mar-Chaim, a Company director and secretary/treasurer (2,471,878 shares); and Ralph Marthaler, the control person of Pangea (600,000 shares). After the reported transaction, Mr. Marthler held a total of 650,000 shares (600,000 purchased in this transaction and 50,000 already held in his own name).

(b) Gerald Fialkov: Form 4 to report: (a) the sale by 1568934 Ontario Limited of 5,000 shares on June 8, 2012; (b) the acquisition of 600,000 restricted shares of common stock from the Company on September 21, 2012 as payment for office rent for 2012; and (c) the acquisition of an additional 20,000 restricted shares of common stock issued effective on January 1, 2012 in order that the total value of the shares issued for 2011 (80,000 - $0.75 per share) for rent of offices provided by 1568934 Ontario Limited located in Beverly Hills, California equals $60,000 (the Company pays restricted shares of common stock to cover the value of $5,000 each month for rent, electricity, telephones, and other expenses of the office) - on August 8, 2011, the Company issued 60,000 restricted shares of common stock, valued at $45,000.

(c) Sam Elimelech: Form 4 to report the following purchases by Mr. Elimelech: (1) 1,000 shares on January 19, 2012; (2) 2,000 shares on January 26, 2012; (3) 1,000 shares on February 1, 2012; (4) 5,000 shares on February 16, 2012; (5) 2,471,878 shares on February 27, 2012; (6) 5,000 shares on March 8, 2012; and (7) 18,000,000 shares on September 20, 2012. A Form 4 to report the return to the Company’s treasury effective on January 1, 2012 of 2,720,000 shares of common stock from the because of a reclassification of the value of the 4,000,000 shares of common stock issued by the

Company under a Regulation S Stock Purchase Agreement between Mr. Elimelech and the Company, dated January 5, 2011.

(d) Gai Mar-Chaim: Form 4 to report the following purchases by Mr. Mar-Chaim: (1) 2,471,878 shares on February 27, 2012; and (2) 18,000,000 shares on September 20, 2012. A Form 4 to report the return to the Company’s treasury effective on January 1, 2012 of 2,720,000 shares of common stock from the because of a reclassification of the value of the 4,000,000 shares of common stock issued by the Company under a Regulation S Stock Purchase Agreement between Mr. Mar-Chaim and the Company, dated January 5, 2011.

All of these reports have either been prepared and filed with the SEC, or are in the process of being prepared for filing.

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
58

•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

The Company’s goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table presents compensation information for the years ended December 31, 2012, 2011, and 2010 for the persons who served as principal executive officer and principal financial officer (and directors)

Name and principal position (a)	Year (b)	Salary ($) (1) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Award(s) ($) (2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Sam Elimelech, President	2012 2011 2010	180,000 180,000 240,000	- - -	- - -	- - -	- - -	- - -	- - -	180,000 180,000 240,000
Gai Mar-Chaim, Sec/Treas.	2012 2011 2010	180,000 180,000 240,000	- - -	- - -	- - -	- - -	- - -	- - -	180,000 180,000 240,000

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

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name and principal position (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Sam Elimelech, President	660,000	330,000	-	-1	-2	-	-	-	-

Gai Mar-Chaim, Sec/Treas.	660,000	330,000	-	-1	-2	-	-	-	-

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

ITEM 12.  security ownership of certain beneficial owners and management, AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of March 31, 2013 (57,669,242 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Each person or entity has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by that person or entity:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Class (2)
Common Stock	Gerald Fialkov, 1568934 Ontario Limited, 3845 Bathurst Street, Suite 202, Toronto, Ontario, Canada, M3H 3N2	8,502,486 (2)	14.49%
Common Stock	Sam Shlomo Elimelech, 400 South Beverly Drive, Suite 312, Beverly Hills, CA 90212	22,525,878 (3)	38.62%
Common Stock	Gai Mar-Chaim, 400 South Beverly Drive, Suite 312, Beverly Hills, CA 90212	22,511,878 (4)	38.59%
Common Stock	Shares of all directors and executive officers as a group (2 persons)	45,037,756	76.35%

(1) Except as noted, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (“1934 Act”), Gerald Fialkov may be deemed a control person of the shares owned by this stockholder. In computing the number of shares beneficially owned by this stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included. Therefore, 1,000,000 of the total consists of shares of common stock underlying a stock option issued in connection with a Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated January 14, 2011. This option is exercisable at a price that is equal to the public offering price of the Company’s common stock in a future Form S-1 registration statement and is exercisable for a period of 24 months from the Company’s Form 15c2-11 filing with Financial Industry Regulatory Authority (“FINRA”) (which occurred on April 12, 2011). Therefore, after April 11, 2013 this option is no longer exercisable and this stockholder no longer owns the underlying shares.

(3) In accordance with Rule 13d-3 under the1934 Act, since 50,000 shares of the total are held by a member of Mr. Elimelech’s household, he is considered to be the beneficial owner of these shares also. In computing the number of shares beneficially owned by this stockholder and the percentage ownership of this stockholder, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included. Therefore, 660,000 of the total consists of shares of common stock underlying the vested and exercisable portion of a stock option for 990,000 shares of common stock granted by the Company in exchange for services rendered to the Company.

(4) In accordance with Rule 13d-3 under the 1934 Act, since 50,000 shares of the total are held by a member of Mr. Mar-Chaim’s household, he is considered to be the beneficial owner of these shares also. In computing the number of shares beneficially owned by this stockholder and the percentage ownership of this stockholder, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included. Therefore, 660,000 of the total consists of shares of common stock underlying the vested and exercisable portion of a stock option for 990,000 shares of common stock granted by the Company in exchange for services rendered to the Company.

Securities Authorized for Issuance under Equity Compensation Plans.

The Company has adopted three equity compensation plans that are still in operation (neither of which has been approved by the Company’s stockholders):

(a)  2012 Stock and Option Plan.

The Company’s 2012 Stock and Option Plan, dated August 5, 2012, is intended to allow designated directors, officers, employees, and certain non-employees, including consultants to receive certain options to purchase the Company’s common stock and to receive grants of common stock. This plan covers up to 10,000,000 shares of common stock. These shares were registered under a Form S-8 registration statement filed with the Securities and Exchange Commission on August 5, 2012. Through December 31, 2012, a total of 2,000,000 shares have been issued out of this plan (with 8,000,000 remaining to be issued).

(b)  2011 Stock and Option Plan.

The Company’s 2011 Stock and Option Plan, dated July 26, 2011, is intended to allow designated directors, officers, employees, and certain non-employees, including consultants to receive certain options to purchase the Company’s common stock and to receive grants of common stock. This plan covers up to 2,000,000 shares of common stock. These shares were registered under a Form S-8 registration statement filed with the Securities and Exchange Commission on July 26, 2011. Through December 31, 2012, a total of 830,000 shares have been issued out of this plan (with 1,170,000 remaining to be issued).

(c)  Employee Stock Option Plan.

On January 15, 2011, the Company adopted an Employee Stock Option Plan that is intended to attract and retain key employees of the Company and its subsidiaries by the grant of options and stock appreciation rights. This plan covers up to 3,000,000 shares of common stock. On January 20, 2011, the Company granted stock options under this plan covering a total of 1,980,000 restricted shares of common stock to the two directors of the Company (990,000 each) (with options covering 1,320,000 shares remaining to be issued as of December 31, 2012). These options vest at the rate of 330,000 shares per year for each director over a period of three years. The options granted are not exercisable until January 1 of the following year. The options' exercise price shall be the market price per share effective on January 1 each year. One-third of the shares may be purchased at any time following the first anniversary of the date of its grant, an additional one-third of the shares subject to this option may be purchased at any time following the second anniversary of the date of this grant, and the remaining shares subject to this option may be purchased at any time following the third anniversary of the date of this grant.

Equity Compensation Plan Information December 31, 2012
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	1,980,000	Fair market value	2012 Stock and Option Plan: 8,000,000 2011 Stock and Option Plan: 1,170,000 Employee Stock Option Plan: 1,320,000
Total	1,980,000	Fair market value	2011 Stock and Option Plan: 1,170,000 Employee Stock Option Plan: 1,320,000

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

(c) On January 5, 2011, the Company entered into a Regulation S Stock Purchase Agreements with Mr. Elimelech and Mr. Mar-Chaim. Under these agreements, they each purchased from the Company 1,280,000 restricted shares of common stock for a total consideration of $1,920,000. The Company issued 4,000,000 shares each instead of 1,280,000 to each of the directors (which later amount correctly reflects the value of the services provided); the excess shares were returned to the Company and cancelled effective on January 1, 2012. See Exhibits 10.14 and 10.15.

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

(f) On January 20, 2011, the Company granted an options to Mr. Elimelech and Mr. Mar-Chaim to each purchase 990,000 restricted shares of Company common stock (see Exhibits 4.3 and 4.4). This option is exercisable at fair market value, as defined in the Employee Stock Option Plan (see Exhibit 4.2). This option vests at the rate of 330,000 per year over a period of three years. The options granted are not exercisable until January 1 of the following year. Therefore, only 330,000 shares of this option were exercisable by each as of December 31, 2012. Each vested portion of the option expires two years after vesting. These options were granted in exchange for services provided to the Company.

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

(i) On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited located in Beverly Hills, California. This office space is approximately 1,000 square feet. The Company pays restricted shares of common stock to cover the value of $5,000 each month for rent, electricity, telephones, and other expenses of the office. The Company is under a month-to-month lease of these offices. On August 8, 2011, the Company issued 60,000 restricted shares of common stock to 1568934 Ontario Limited under this arrangement as rent for the 2011 calendar year, valued at $45,000 ($0.75 per share). The Company issued an additional 20,000 restricted shares of common stock effective on January 1, 2012, valued at $15,000.

(j) On December 26, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited. Under this agreement, the purchaser purchased from the Company 2,590,909 restricted shares of common stock at $0.11 per share for a total consideration of $285,000. These shares were issued on or about December 31, 2011. See Exhibit 10.21.

(k) On January 5, 2012, the Company granted to 1568934 Ontario Limited, in connection with the purchase agreement dated December 26, 2011, an option to purchase two shares of Company common stock for each share purchased under this agreement, for a total of up to 5,181,818 restricted shares of common stock. The exercise price of this option is 67% of the lowest share price of the first one million shares sold by the Company’s underwriter to the public as of the Company public offering as set for in a Form S-1 registration statement to be filed with the Securities and Exchange Commission at a later time. This option will be exercisable commencing the following day the Company’s underwriter completes the sale of the first 1,000,000 shares of the common stock and continuing up to 5:00 p.m. Pacific Standard Time on a date which is 24 months from such date.

(l) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Eran Elimelech, son of Sam Elimelech (the Company’s president) but not living in the same household. Under this agreement, Eran Elimelech purchased from the Company 2,000,000 restricted shares of common stock at its par value for a total consideration of $2,000 ($0.001 par value per share). Sam Elimelech disclaims any beneficial ownership of these shares. The company recorded stock based compensation valued at $98,000, the difference between the shares market price on July 29, 2012 and the consideration of $2,000. See Exhibit 10.23

(m) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Sam Elimelech, the Company’s President & CEO. Under this agreement, Sam Eliemelech purchased from the Company 18,000,000 restricted shares of common stock at its par value for a total consideration of $18,000 ($0.001 par value per share). The company recorded stock based compensation valued at $882,000, the difference between the shares market price on July 29, 2012 and the consideration of $18,000. See Exhibit 10.24.

(n) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Gai Mar-Chaim, the Company’s secretary/treasurer. Under this agreement, Mr. Mar-Chaim purchased from the Company 18,000,000 restricted shares of common stock at its par value for a total consideration of $18,000 ($0.001 par value per share). The company recorded stock based compensation valued at $882,000, the difference between the shares market price on July 29, 2012 and the consideration of $18,000. See Exhibit 10.25

(o) On September 21, 2012, the Company issued 600,000 restricted shares of common stock to 1568934 Ontario Limited as rent for the 2012 calendar year under a Corporate Office Services Agreement, dated January 5, 2012. See Exhibit 10.22.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for professional services rendered by Dov Weinstein & Co. for the audit of the Company’s financial statements for the 2011 fiscal year (and review of the interim financial statements for 2011): $16,000; and for review of the March 31, 2012 interim financial statements: $2,000.

The aggregate fees billed for professional services rendered by Crowe Horwath (Israel) for review of the June 30, 2012 interim financial statements: $10,000.

The aggregate fees billed for professional services rendered by Yarel + Partners for the audit of the Company’s financial statements for the year ended December 31, 2012: $25,500.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as a part of this report on Form 10-K:

(a) Audited financial statements as of and for the years ended December 31, 2012 and 2011, and the period of inception (July 23, 2004) through December 31, 2012; and

(b) Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andain, Inc.

Dated: May 10, 2013	By: /s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sam Shlomo Elimelech Sam Shlomo Elimelech	President/Director (principal executive officer)	May 10, 2012
/s/ Gai Mar-Chaim Gai Mar-Chaim	Secretary/Treasurer/Director (principal financial officer)	May 10, 2012
69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Andain Inc.

We have audited the accompanying consolidated balance sheets of Andain Inc. (a development stage company) (“Company) and its subsidiaries as of December 31, 2012, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and for the period of inception (July 23, 2004) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 31, 2011 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and for the period of inception (July 23, 2004) through December 31, 2011, were audited by other auditors whose report dated April 8, 2012, except for Note 15 as to which the date is May 9, 2013, expressed an unqualified opinion on those statements

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and cash flows for the year then ended, and for the period of inception (July 23, 2004) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. The financial statements of the Company as of December 31, 2011 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and for the period of inception (July 23, 2004) through December 31, 2011, were audited by other auditors whose report dated April 8, 2012, except for Note 15 as to which the date is May 9, 2013, expressed an unqualified opinion on those statements.

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

/s/ Yarel + Partners, CPA

Tel Aviv, Israel

May 9, 2013

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

As described in Note 15 to the financial statements, the Company amended its financial statements for the year ended December 31, 2011 to reflect a correction of an error in the balance of non-controlling interest.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

Jerusalem, Israel

April 8, 2012, except for Note 15 as to which the date is May 9, 2013

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$—	$872
Related party receivables	66,467	289,178
Accounts receivable	432,782	511,882
Total current assets	499,249	801,932

Long-term assets:
Property, plant and equipment, net	24,808	35,098
Intangible assets	—	20,649
Total long-term assets	24,808	55,747

Total assets	$524,057	$857,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Credit from banks	$3,449	$1
Related party payable	—	50,811
Accounts payable and accrued expenses	697,164	1,161,706
Total current liabilities	700,613	1,212,518

Long-term liabilities:
Long-term shareholder loans	293,904	447,673
Total long-term liabilities	293,904	447,673

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 56,704,928 shares issued and outstanding at December 31, 2012 and 22,034,243 at December 31, 2011	56,704	16,404
Additional paid-in capital	6,475,002	3,483,855
Accumulated deficit during development stage	(6,547,265)	(4,042,677)
Accumulated other comprehensive income (loss)	(189,483)	923
Total Andain, Inc.’s stockholders’ deficit	(205,042)	(541,495)
Non-controlling interest	(265,418)	(261,017)

Total stockholders’ deficit	(470,460)	(802,512)

Total liabilities and stockholders’ deficit	$524,057	$857,679

The accompanying notes are an integral part of these consolidated financial statements

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. Dollars)

			Period of July 23, 2004
			(Date of Inception)
	Year Ended December 31,		Through December 31,
	2012	2011	2012
Revenues:
Government grants	$—	$312,990	$682,690
Consulting income	181,298	12,016	565,632
Total revenue	181,298	325,006	1,248,322

Operating expenses:
General and administrative	(2,870,407)	(1,235,679)	(7,100,447)
Research and development	(55,359)	(223,878)	(391,287)
Loss on disposal of associate	—	(135,424)	(135,424)
Impairment of goodwill	—	(14,708)	(412,699)
Impairment loss	—	(177,729)	(177,729)
Other income, net	236,175	15,000	251,175
Total operating expenses	(2,687,591)	(1,772,418)	(7,966,411)
Operating loss	(2,508,293)	(1447,412)	(6,718,089)
Financial income, net	1,294	12,940	42,234
Net loss, including non-controlling interests	(2,506,999)	(1,434,472)	(6,675,855)
Less: Net attributable to non-controlling interest	2,411	74,576	128,590
Net loss attributable to Andain Inc.	$(2,504,588)	$(1,359,896)	$(6,547,265)

Loss per share – basic and diluted:
Net loss attributable to Andain Inc.	$(0.073)	$(0.073)
Weighted average number of shares outstanding	34,254,242	18,639,062

The accompanying notes are an integral part of these consolidated financial statements

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2012

(U.S. Dollars)

	Common Stock		Capital In Excess of Par	Non-Controlling Interest	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Inception (July 23, 2004)	—	$—	$—	$—	$—	$—	$—

Net (loss)	—	—	—	—	(7,270)	—	(7,270)

Balance at December 31, 2004	—	—	—	—	(7,270)	—	(7,270)

Common stock issued at $0.001 for cash	100,000	100	—	—	—	—	100

Common stock issued at $0.001 for legal services	10,000	10	—	—	—	—	10

Common stock issued to reduce stockholder loan at $0.001	1,900,000	1,900	—	—	—	—	1,900

Net (loss)	—	—	—	—	(12,118)	—	(12,118)

Balance at December 31, 2005	2,010,000	2,010	—	—	(19,388)	—	(17,378)

Common stock issued at $1.50 to purchase intellectual property	4,500,000	4,500	—	—	—	—	4,500

Common stock issued at $0.001 to purchase Impact Active Team Ltd.	2,500,000	2,500	—	—	—	—	2,500

Common stock issued at $0.01 for cash	770,000	770	6,930	—	—	—	7,700

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2012

(U.S. Dollars)

(continued)

	Common Stock		Capital In Excess of Par	Non-Controlling Interest	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Common stock issued at $0.75 for cash	200,000	200	149,800	—	—	—	150,000

Equity-settled share-based payment	—	—	300	—	—	—	300

Non-controlling interest	—	—	—	1,657	—	—	1,657

Non-cash compensation expense	—	—	2,000	—	—	—	2,000

Foreign currency translation adjustment	—	—	—	—	—	(1,418)	(1,418)

Net (loss)	—	—	—	—	(299,095)	—	(299,095)

Balance at December 31, 2006	9,980,000	9,980	159,030	1,657	(318,483)	(1,418)	(149,234)

Non-controlling interest	—	—	—	528	—	—	528

Non-cash compensation expense	—	—	2,000	—	—	—	2,000

Foreign currency translation adjustment	—	—	—	—	—	2,164	2,164

Net (loss)	—	—	—	—	(450,577)	—	(450,577)

Balance at December 31, 2007	9,980,000	9,980	161,030	2,185	(769,060)	764	(595,119)

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2012

(U.S. Dollars)

(continued)

	Common Stock		Capital In Excess of Par	Non-Controlling Interest	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Non-controlling interest	—	—	—	67	—	—	67

Non-cash compensation expense	—	—	2,000	—	—	—	2,000

Foreign currency translation adjustment	—	—	—	—	—	1,131	1,131

Net (loss)	—	—	—	—	(499,928)	—	(499,928)

Balance at December 31, 2008	9,980,000	9,980	163,030	2,252	(1,268,988)	1,877	(1,091,849)

Non-controlling interest	—	—	—	43	—	—	43

Foreign currency translation adjustment	—	—	—	—	—	650	650

Net (loss)	—	—	—	—	(463,363)	—	(463,363)

Balance at December 31, 2009	9,980,000	9,980	163,030	2,295	(1,732,351)	2,527	(1,554,519)

Purchase of additional controlling interests	—	—	—	(137,132)	—	—	(137,132)

Foreign currency translation adjustment	—	—	—	—	—	(15,660)	(15,660)

Net (loss)	—	—	—	(51,604)	(950,430)	—	(1,002,034)

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2012

(U.S. Dollars)

(continued)

	Common Stock		Capital In Excess of Par	Non-Controlling Interest	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2010	9,980,000	9,980	163,030	(186,441)	(2,682,781)	(13,133)	(2,709,345)

Acquisition of subsidiary	—	—	166,735	—	—	—	166,735

Common stock issued at $0.75 per share for cash	266,667	267	199,733	—	—	—	200,000

Common stock issued at $0.75 per share for professional services	2,560,000	2,560	1,917,440	—	—	—	1,920,000

Common stock issued in excess of the value of professional services	5,440,000	—	—	—	—	—	—

Common stock issued at $0.75 per share for cash	140,000	140	104,860	—	—	—	105,000

Common stock issued at $0.75 per share for cash	66,667	67	49,933	—	—	—	50,000

Common stock issued at $0.75 per share for rental	80,000	80	59,920	—	—	—	60,000

Common stock issued in shortage of the value of rental	(20,000)	—	—	—	—	—	—

Common stock issued at $0.75 per share for services of transfer agent	13,333	13	9,987	—	—	—	10,000

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2012

(U.S. Dollars)

(continued)

	Common Stock		Capital In Excess of Par	Non-Controlling Interest		Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount

Common stock issued in excess of the value of services of transfer agent	86,667	—	—	—		—	—	—

Common stock issued for services	707,352	707	529,807	—		—	—	530,514

Common stock issued in excess of the value of professional services	122,648	—	—	—		—	—	—

Common stock issued at $0.11 per share for cash	2,590,909	2,590	282,410	—		—	—	285,000

Foreign currency translation adjustment	—	—	—	—		—	14,056	14,056

Net (loss)	—	—	—	(74,576)		(1,359,896)	—	(1,434,472)

Balance at December 31, 2011	22,034,243	16,404	3,483,855	(261,017)		(4,042,677)	923	(802,512)

Common stock issued in 2011 in excess of the value of professional services – cancelled January 1, 2012	-5,629,315	—	—	—		—	—	—

Balance at January 1, 2012	16,404,928	16,404	3,483,855	(261,017	)q	(4,042,677)	923	(802,512)

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2012

(U.S. Dollars)

(continued)

	Common Stock		Capital In Excess of Par	Non-Controlling Interest	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Common stock issued at par value to key management and related compensation	38,000,000	38,000	1,862,000	—	—	—	1,900,000

Foreign currency translation adjustment	—	—	—	(1,990)	—	(190,406)	(192,396)

Share based payments to suppliers	2,300,000	2,300	566,165	—	—	—	568,465

Forgiveness of loans from key management personnel and stockholders	—	—	512,982	—	—	—	512,982

Proceeds on account of shares	—	—	50,000	—	—	—	50,000

Net (loss)	—	—	—	(2,411)	(2,504,588)	—	(2,506,999)

Balance at December 31, 2012	56,704,928	$56,704	$6,475,002	$(265,418)	$(6,547,265)	$(189,483)	$(470,460)

The accompanying notes are an integral part of these consolidated financial statements

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

	Year ended December 31,		Period of July 23, 2004 (Date of Inception) Through December 31,
	2012	2011	2012
Cash flows from operating activities:
Net (loss) attributable to Andain Inc.	$(2,504,588)	$(1,359,896)	$(6,547,265)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	10,290	12,379	50,915
Loss from acquisition of subsidiary	—	135,424	135,424
Impairment of goodwill	—	14,708	337,685
Impairment of loan	—	177,729	177,729
Minority interest	(4,401)	(74,576)	(128,286)
Shares issued for professional services	568,465	600,514	1,177,188
Stock based compensation to key management	1,862,000	—	1,862,000
Contribution of services from shareholders	512,982	—	512,982
Changes in foreign exchange rates on non-cash items	(190,404)	571	(196,189)
Impairment of intangible assets	20,649	—	20,649
Changes in operating assets and liabilities:
Accounts payable	(515,350)	(24,250)	660,552
Accounts receivable	78,099	(275,500)	(432,438)
Changes in related parties	(182,240)	517,425	2,352,693

Net cash used in operating activities	(343,498)	(275,472)	(16,369)

Cash flows from investing activities:
Purchase of equipment	—	—	(70,548)
Acquisition of patent	—	(20,649)	(20,649)
Acquisition of subsidiary	—	—	(461,752)

Net cash used in investing activities	—	(20,649)	(552,949)

Cash flows from financing activities:
Proceeds from increase in bank overdrafts	3,448	(38,387)	3,448

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

(continued)

	Year ended December 31,			Period of July 23, 2004 (Date of Inception) Through December 31,
	2012	2011		2012

Proceeds from stock issued for cash	339,178		355,000	858,978
Proceeds from other loans	—		(58,211)	(59,520)
Loan from majority stockholder	—		863	(15,754)
Loans from key management personnel	—		—	(218,767)
Net cash provided by financing activities	342,626		259,265	568,385

Decrease in cash and cash equivalents	(872)		(36,856)	(923)

Cash and cash equivalents,
beginning of period	872		23,672	—

Effects of exchange rate changes on balance of cash held in foreign currencies			14,056	923
	—

Cash and cash equivalents, end of period			$872	$—

Non-cash investing and financing activities:
Issuance of common stock for purchase		$
of intellectual property	$—		—	$4,500
Issuance of common stock for purchase			$—
of subsidiary	$—			2,500
Issuance of common stock to
directors in exchange for a loan	$—		1,920,000	$—

Additional information:
Cash paid for income taxes	$—		$—	$—
Cash paid for interest expense	$—		$—	$—

The accompanying notes are an integral part of these consolidated financial statements

ANDAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011, AND

PERIOD OF INCEPTION (JULY 23, 2004) THROUGH DECEMBER 31, 2012

(U.S. Dollars)

NOTE 1 – GENERAL INFORMATION

Andain Inc. (“Company”) was established in 2004 in the State of Nevada, U.S.A. Since commencing operations in 2006, the Company has been engaged, both independently and through its consolidated entities (collectively, the “Group”), in the development of medical technology, from early stage development to advanced clinical trials, for a wide range of medical needs.

Proportion of Ownership:

Name of Company	Location	Incorporation Date	Principal activity	Acquisition Deal	Acquisit. %	Interest and voting power held at December 31, 2011 and 2012
Impact Active Team Ltd. (1)	Israel	2002	Consulting	Share Exchange	100%	100%
TPDS ltd	Israel	2006	Medical	Founder	--	93.6%
Meizan Arad Investments Ltd.	Israel	2011	Finance	Founder	--	92.5%
Meizam – Advanced Enterprise Center Arad Ltd.	Israel	2006	Industrial Incubator	Founder	--	73.1%
Gaia Med Ltd. (2)	Israel	2008	Medical	Cash Investment	33%	57.6%

(1) Impact Active Team Ltd. was acquired for 4,000,000 shares of Company common stock.

(2) Gaia Med Ltd. was acquired for $140,122.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer non-cash consideration as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.

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

New Israeli Shekel (“NIS”) amounts as of December 31, 2012 have been translated into U.S. Dollars at the representative rate of exchange on December 31, 2012 (USD 1 = NIS 3.73).

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of the allowance is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and the customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. During 2012 and 2011 there were no allowances recorded for doubtful accounts.

Property and Equipment.

Property and equipment are carried at cost, less accumulated depreciation and amortization. Property and equipment are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

The Company impaired goodwill and intangible assets in the amounts of $(20,649), $(14,708) and $(433,348) in the years ended December 31, 2012, 2011 and the Period of inception (July 23, 2004) through December 31, 2012, respectively.

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

The Company’s consolidated statements present the full amount of assets, liabilities, income and expenses of all of our consolidated subsidiaries, with a partially offsetting amount shown in non-controlling interests for the portion of these assets and liabilities that are not controlled by us.

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

The Company received grants from the Office of the Chief Scientist ("OCS") during the years 2009 – 2011. In January 2012, the Company’s board of directors decided not to extend the agreement period with the OCS beyond the initial 3 years term. The Company will continue for the next 3 years to maintain all guidelines to the projects funded by the OCS. Therefore the company is not expected to receive additional government grants.

Out of $682,690 grants received by the Company during 2009-2011, there is $417,259 of accounts receivables as of December 31, 2012 not yet paid by the OCS, The OCS has initiated a final examination of the industrial incubator program under the support of the Office of the Chief Scientist, when the examination team will conclude its work, the OCS will pay all due amounts according to the recommendations of the examination team. The Company's management believes the amount receivable will be paid in full. As of the date of these financial statements, no funds were received from the OCS.

The Company is committed to pay royalties to the Government of Israel with respect to the proceeds from sales of products developed in the framework of projects in which the Israeli Government paid a portion of the expenses. The contingent liability to the OCS is limited to the amount of the grants received plus per annum interest at the LIBOR rate. As of December 31, 2012, no royalties had been paid or accrued. The Company has committed to the OCS to keep the know-how and production rights in the framework of the abovementioned projects under the Project’s possession.

Research and Development.

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed.

Income Taxes.

Income taxes are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under the asset and liability method specified by Topic 740, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2012 and 2011, deferred tax assets had a 100% valuation allowance.

Earnings Per Share.

Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

Share-Based Compensation.

ASC Topic 718, “Stock Compensation,” requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated income statements.

The Company recognizes compensation expense for the value of its awards on a straight-line basis over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon comparable companies in the industry in the absence of historical data of the Company. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on annual risk free rates yield rates of non-indexed linked U.S. Federal Reserve treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company applies ASC Topic 505-50, “Equity Based Payments to Non Employees,” with respect to options issued to non-employees.

Fair Value Measurements.

As defined in ASC Topic 820-10, “Fair Value Measurements and Disclosures,” fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, Topic 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market-corroborated inputs.

Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$(3,449)	$(3,449)	$—	$—
Total assets at fair value	$(3,449)	$(3,449)	$—	$—

	Fair Value Measurements at December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$872	$872	$—	$—
Total assets at fair value	$872	$872	$—	$—

Impact of Recently Issued Accounting Standards.

In May 2011, the FASB issued ASU Topic 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” Under Topic 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. Topic 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The adoption of Topic 2011-04 did not have a material impact on its consolidated results of operation and financial condition.

Effective June 16, 2011, the FASB issued ASU Topic 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” which amended current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’ deficit. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are applied for interim and annual periods beginning after December 15, 2011. The adoption of Topic 2011-04 did not have a material impact on its consolidated results of operation and financial condition.

In December 2011, the FASB issued Topic 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The objective of Topic 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. Topic 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of this guidance; however, since this update affects disclosures only, it is not expected to have a material impact on the Company's consolidated financial statements.

In July 2012, the FASB issued new accounting guidance intended to simplify the testing of indefinite-lived intangible assets for impairment. Entities will be allowed the option to first perform a qualitative assessment on impairment for indefinite-lived intangible assets to determine whether a quantitative assessment is necessary. This guidance is effective for impairment tests performed in the interim and annual periods for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

On February 5, 2013, the FASB issued ASU Topic 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This Topic is effective for the first quarter of 2013 and affects disclosures only, it is not expected to have a material impact on the Company’s consolidated results of operation and financial condition.

There were various other updates recently issued.  None of the updates are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassification.

Certain 2011 amounts have been reclassified to conform to the current year presentation (see Note 15).

NOTE 4 – ACCOUNTS RECEIVABLE

	2012	2011

Advances to suppliers	$2,758	$—
Governmental Institutions	12,765	17,731
Grants received from the Office of the Chief Scientist (“OCS”) (Israel) (1)	417,259	494,151

	$432,782	$511,882

(1)	See note 3 – “Governmental Grants.”

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

	Computers	Furniture	Vehicles	Total

Balance as of December 31, 2011	$14,066	$20,435	$12,976	$47,477

Depreciation	(4,961)	(147)	(7,271)	(12,379)

Balance as of December 31, 2011	9,105	20,288	5,705	35,098

Depreciation	(4,125)	(460)	(5,705)	(10,290)

Balance as of December 31, 2012	$4,980	$19,828	$—	$24,808

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2012	2011

Trade payables	$35,244	$135,608
Accrued liabilities	605,311	932,150
Employees and related	56,609	69,490
Other	—	24,458

	$697,164	$1,161,706

NOTE 7 – LONG-TERM DEBT

	2012	2011

Stockholders	$293,904	$447,673

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock.

(a) On January 5, 2011, the Company entered into a Regulation S Stock Purchase Agreements with Sam Elimelech, the Company’s president and CEO, and with Gai Mar-Chaim, the Company’s secretary/treasurer. Under these agreements, they each purchased from the Company 1,280,000 restricted shares of common stock for a total consideration of $1,920,000. The Company issued 4,000,000 shares each instead of 1,280,000 to each of the directors (which later amount correctly reflects the value of the services provided); the excess shares were returned to the Company and cancelled effective on January 1, 2012.

(b) On January 14, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited, an affiliate of the Company. Under this agreement, the purchaser purchased from the Company 266,667 restricted shares of common stock at $0.75 per share for a total consideration of $200,000. These shares were issued on or about January 14, 2011.

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

(c) On May 24, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited. Under this agreement, the purchaser purchased from the Company 140,000 restricted shares of common stock at $0.75 per share for a total consideration of $105,000. These shares were issued on or about June 14, 2011.

(d) On July 29, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited. Under this agreement, the purchaser purchased from the Company 66,667 restricted shares of common stock at $0.75 per share for a total consideration of $50,000. These shares were issued on or about August 8, 2011.

(e) On August 1, 2011, the Company issued 707,352 free trading shares of common stock registered under a Form S-8 registration statement for various professional services to the Company valued at $530,514 for services rendered during 2011. The Company issued 830,000 shares instead of 707,352 shares for the services, the excess shares were returned to the Company on January 1, 2012.

(f) On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited located in Beverly Hills, California. This office space is approximately 1,000 square feet. The Company pays restricted shares of common stock to cover the value of $5,000 each month for rent, electricity, telephones, and other expenses of the office. The Company is under a month-to-month lease of these offices. On August 8, 2011, the Company issued 60,000 restricted shares of common stock to 1568934 Ontario Limited under this arrangement as rent for the 2011 calendar year, valued at $45,000 ($0.75 per share). The Company issued an additional 20,000 restricted shares of common stock effective on January 1, 2012, valued at $15,000.

(g) On August 8, 2011, the Company issued 100,000 restricted shares of common stock to the Company’s transfer agent, Globex Transfer, LLC, for professional services. Valued at $10,000. The Company issued 100,000 shares instead of 13,333 shares for the services, the excess shares were returned to the Company on January 1, 2012.

(h) On December 26, 2011, the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited. Under this agreement, the purchaser purchased from the Company 2,590,909 restricted shares of common stock at $0.11 per share for a total consideration of $285,000. These shares were issued on or about December 31, 2011.

(i) On January 5, 2012, the Company granted to 1568934 Ontario Limited, in connection with the purchase agreement dated December 26, 2011, an option to purchase two shares of Company common stock for each share purchased under this agreement, for a total of up to 5,181,818 restricted shares of common stock. The exercise price of this option is 67% of the lowest share price of the first one million shares sold by the Company’s underwriter to the public as of the Company public offering as set for in a Form S-1 registration statement to be filed with the Securities and Exchange Commission at a later time. This option will be exercisable commencing the following day the Company’s underwriter completes the sale of the first 1,000,000 shares of the common stock and continuing up to 5:00 p.m. Pacific Standard Time on a date which is 24 months from such date.

(j) On March 12, 2012, the Company issued a total of 300,000 restricted shares of common stock (150,000 each) to Otzarot Tarshsih Nechasim Vehashkaott Ltd., for consulting work, and Uziel Economic Consultant Ltd., for marketing services, both for a period of four months commencing February 5, 2012, valued at $9,000 each.

(k) On June 14, 2012, the Company issued 200,000 restricted shares of common stock to the Company’s transfer agent, Globex Transfer, LLC, for professional services rendered valued at $10,000 ($0.05 per share).

(l) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Sam Elimelech, the Company’s President & CEO. Under this agreement, Sam Eliemelech purchased from the Company 18,000,000 restricted shares of common stock at its par value for a total consideration of $18,000 ($0.001 par value per share). The company recorded stock based compensation valued at $882,000, the difference between the shares market price on July 29, 2012 and the consideration of $18,000.

(m) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Gai Mar-Chaim, the Company’s secretary/treasurer. Under this agreement, Mr. Mar-Chaim purchased from the Company 18,000,000 restricted shares of common stock at its par value for a total consideration of $18,000 ($0.001 par value per share). The company recorded stock based compensation valued at $882,000, the difference between the shares market price on July 29, 2012 and the consideration of $18,000.

(n) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Eran Elimelech, son of Sam Elimelech (the Company’s president) but not living in the same household. Under this agreement, Eran Elimelech purchased from the Company 2,000,000 restricted shares of common stock at its par value for a total consideration of $2,000 ($0.001 par value per share). Sam Elimelech disclaims any beneficial ownership of these shares. The company recorded stock based compensation valued at $98,000, the difference between the shares market price on July 29, 2012 and the consideration of $2,000.

(o) On September 20, 2012, the Company issued 720,000 restricted shares of common stock to American Capital Ventures, and 480,000 restricted shares of common stock to Maplehurst Investment Group, both for investor relations services to be rendered for a period of one year commencing September 20, 2012, valued at $60,000. Accordingly, the Company charged to general and administrative expenses during 2012 a total compensation of $16,750.

(p) On September 20, 2012, the Company issued a total of 3,000,000 restricted shares of common stock (1,500,000 each) to Otzarot Tarshsih Nechasim Vehashkaott Ltd., for consulting work, and Uziel Economic Consultant Ltd., for marketing services. The Company has determined that services were not performed the services as agreed so the Company did not deliver the stock certificates; the Company now intends to cancel these certificates.

(q) On September 21, 2012, the Company issued 600,000 restricted shares of common stock to 1568934 Ontario Limited as rent for the year ended December 31, 2012 under a Corporate Office Services Agreement, dated January 5, 2012.

(r) During October and November 2012, the Company received $50,000 from an investor on account of a future allocation of shares. As of the date of these financial statements, the investment agreement had not been signed.

Preferred Stock.

The Company has authorized, but not issued, 10,000,000 shares of preferred stock, par value $0.001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the stockholders.

NOTE 9 – PROVISION FOR TAXES

The components of the Company’s (loss) income before provision for income taxes by jurisdiction are as follows:

Year Ended December 31,
2012

United States	$(2,406,678)
Outside United States	(100,321)

(Loss) before provision for income taxes, net	$(2,506,999)

The components of the provision for income taxes are as follows:

Year Ended December 31,
2012
Current tax:
United States - federal	$—
United States - state and local	—
Outside United States	—
Total current tax	—

Deferred tax:	—
United States - federal	—
United States - state and local	—
Outside United States	—
Total deferred tax	—

Provision for income taxes, net	$—

The Company has tax attribute carryforwards in its federal, state and foreign jurisdictions.  No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying financial statements because the Company believes that realization is not likely. Therefore, a valuation allowance of $722,622 is recorded.

The components of deferred tax assets and liabilities are only for Net operating loss carry-forwards at the amount of $722,622 .A valuation allowance of $722,622 is recorded

NOTE 10 – BUSINESS COMBINATIONS

Subsidiary Acquired.

Gaia Med Ltd. is an Israeli company established on June 30, 2008, and situated in Israel in the City of Arad. On December 31, 2011, the Company acquired control through a share buyback from existing shareholders at a price of NIS 1, giving the Company control over 57.6% of the voting equity interests of that company. This subsidiary was acquired for its unique technologies regarding insulin pump research. The acquisition of Gaia Med was achieved in stages, through a share buy-back scheme.

Consideration Transferred.

Consideration paid	$1

Goodwill Arising from the Acquisition.

Acquisition date fair value of consideration	$1
Add: Acquisition-date fair value of any non-controlling interest in the acquiree;	(30,923)
Add: Acquisition-date fair value of the acquirer’s previously held equity interest in the acquiree;	(27,284)
Less: Fair value of identifiable net liabilities acquired	72,914
Goodwill arising on acquisition	$14,708

Goodwill from the acquisition arose as the inclusion of Gaia Med effectively includes amounts in relation to the benefit of expected synergies, revenue growth and future market development of the Company. These benefits are not recognised separately from goodwill as they do not meet the criteria for identifiable intangible assets.

None of the goodwill arising from this acquisition is expected to be deductible for tax purposes.

Assets Acquired and Liabilities Recognized at Date of Acquisition.

Gaia Med
Current assets	$30,219
Non-current Assets	81,236
Current liabilities	(184,369)
Non-current Liabilities	—
Net (liabilities) acquired	$(72,914)

NOTE 11 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

NOTE 12 – RELATED PARTY TRANSATIONS

Balances and transactions between the Company and its subsidiaries, which are related parties of the Company, have been eliminated on consolidation and are not disclosed in this note. Details of transactions between the Group and other related parties are disclosed below.

The following entities have been identified as related parties of the Company as of December 31, 2012:

Pangea Investments GmbH	Greater than 10% stockholder
1568934 Ontario Limited	Greater than 10% stockholder
Sam Elimelech	Director and greater than 10% stockholder
Eran Elimelech	Son of Sam Elimelech
Gai Mar-Chaim	Director and greater than 10% stockholder
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, majority-owned subsidiary
Meizam Arad Investments Ltd.	Israeil, majority owed subsidiary
Gai Med Ltd.	Israeli, majority owned subsidiary
P.O.C. Hi Tech Ltd.	Israeli company with common director

The following transactions were carried out with related parties:

	2012	2011
Income statements:
Directors’ remuneration	$360,000	$360,000
Stock based compensation	$1,922,000	$60,000

Balance sheets:
Related party receivable (payable) - P.O.C. Hi Tech Ltd.	$66,467	$50,811)
Related party payable – 1568934 Ontario Limited	$—	$289,178
Long term loans – key management personnel (1)	$(293,904)	$(447,673)

(1) The annual compensation to key management personnel is $360,000 per year. During 2012 the Company recorded forgiveness of loans from key management personnel in the amount of $512,982. The amount was recorded as an equity transaction.

NOTE 13 – SHARE-BASED COMPENSATION

2011 Stock and Option Plan.

The Company’s 2012 Stock and Option Plan, dated August 5, 2012, is intended to allow designated directors, officers, employees, and certain non-employees, including consultants to receive certain options to purchase the Company’s common stock and to receive grants of common stock. This plan covers up to 10,000,000 shares of common stock. These shares were registered under a Form S-8 registration statement filed with the Securities and Exchange Commission on August 5, 2012. Through December 31, 2012, a total of 2,000,000 shares have been issued out of this plan (with 8,000,000 remaining to be issued).

2011 Stock and Option Plan.

The Company’s 2011 Stock and Option Plan, dated July 26, 2011, is intended to allow designated directors, officers, employees, and certain non-employees, including consultants to receive certain options to purchase the Company’s common stock and to receive grants of common stock. This plan covers up to 2,000,000 shares of common stock. These shares were registered under a Form S-8 registration statement filed with the Securities and Exchange Commission on July 26, 2011. Through December 31, 2012, a total of 830,000 shares have been issued out of this plan (with 1,170,000 remaining to be issued).

Employee Stock Option Plan.

On January 15, 2011, the Company adopted an Employee Stock Option Plan that is intended to attract and retain key employees of the Company and its subsidiaries by the grant of options and stock appreciation rights. This plan covers up to 3,000,000 shares of common stock. On January 20, 2011, the Company granted stock options under this plan covering a total of 1,980,000 restricted shares of common stock to the two directors of the Company (990,000 each) (with options covering 1,320,000 shares remaining to be issued as of December 31, 2012). These options vest at the rate of 330,000 shares per year for each director over a period of three years. The options granted are not exercisable until January 1 of the following year. The options' exercise price shall be the market price per share effective on January 1 each year. One-third of the shares may be purchased at any time following the first anniversary of the date of its grant, an additional one-third of the shares subject to this option may be purchased at any time following the second anniversary of the date of this grant, and the remaining shares subject to this option may be purchased at any time following the third anniversary of the date of this grant.

Stock Purchases.

On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Sam Elimelech, the Company’s president and CEO, Gai Mar-Chaim, the Company’s secretary/treasurer, and Eran Elimelech, son of Sam Elimelech. Under these agreements, they purchased from the Company 18,000,000, 18,000,000 and 2,000,000, respectively, restricted shares of common stock, respectively, at its par value for a total consideration of $38,000 ($0.001 par value per share). The company recorded stock based compensation of $1,862,000.

NOTE 14 – SUBSEQUENT EVENT

Subsequent to December 31, 2012 and through the date these financial statements were issued, 400,000 free trading shares of common stock were issued under the 2011 Stock and Option Plan in connection with the conversion of accounts payables for services provided with the issuance of stock of common shares.

NOTE 15 – PRIOR PERIOD ADJUSTMENTS

The Company restated its financial statements for the year ended December 31, 2011, to give retrospective effect to the amendments described below:

The Company determined that its non-controlling interest balance and accumulated deficit during the development stage were overstated by $205,965 due to an error in accounting. The Company restated its prior year calculation of non-controlling interest as follows:

	As Previously Reported	Prior Period Adjustments	As Restated
Non-controlling interest	$(466,982)	$205,965	$(261,017)
Net (loss) profit attributable to the non-controlling interest	$(280,541)	$205,965	$(74,576)
99

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

4.1	Option issued to 1568934 Ontario Limited by the Company, dated January 14, 2011 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on March 29, 2011).

4.2	Employee Stock Option Plan, dated January 15, 2011 (incorporated by reference to Exhibit 4.2 of the Form 10-Q filed on November 21, 2011).

4.3	Stock Option Grant to Sam Elimelech, dated January 20, 2011 (incorporated by reference to Exhibit 4.3 of the Form 10-Q filed on November 21, 2011).

4.4	Stock Option Grant to Gai Mar-Chaim, dated January 20, 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-Q filed on November 21, 2011).

4.5	2011 Stock and Option Plan, dated July 26, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on July 26, 2011).

10.1	Affiliation Agreement between the Impact Active Team Ltd. and P.O.C. High-Tech (1992) Ltd. Corporation, dated June 23, 2004 (incorporated by reference to Exhibit 10.8 of the Form SB-2 filed on February 13, 2007).

10.2	Consulting Agreement between the Company and Dr. Leonid Lurya, dated May 16, 2006 (incorporated by reference to Exhibit 10.2 of the Form 10-K filed on December 30, 2010).

10.3	Share Purchase Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (not including Schedule 1, Disclosure Schedule) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 5, 2006).

10.4	Technology Purchase Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 5, 2006).

10.5	Finder’s Fee Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on July 5, 2006).
100

10.6	Consulting Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 5, 2006).

10.7	Business Development Services Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on July 5, 2006).

10.8	Employment Agreement between the Company and Sam Elimelech, dated July 3, 2006 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on July 5, 2006).

10.9	Employment Agreement between the Company and Gai Mar-Chaim, dated July 3, 2006 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on July 5, 2006).

10.10	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 19, 2006 (incorporated by reference to Exhibit 10.11 of the Form 10-K/A filed on February 7, 2011).

10.11	Consulting Agreement between the Company and Meizam - Advanced Enterprise Center Arad Ltd., dated October 25, 2006 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on December 30, 2010).

10.12	Employment Agreement between the Company and Sam Elimelech, dated January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 29, 2011).

10.13	Employment Agreement between the Company and Gai Mar-Chaim, dated January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on March 29, 2011).

10.14	Regulation S Stock Purchase Agreement between the Company and Sam Elimelech, dated January 5, 2011 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on March 29, 2011).

10.15	Regulation S Stock Purchase Agreement between the Company and Gai Mar-Chaim, dated January 5, 2011 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on March 29, 2011).

10.16	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated January 14, 2011 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on March 29, 2011).
101

10.17	Stock Purchase Agreement between the Company and Meizam Arad Investments Ltd., dated January 31, 2011 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on March 29, 2011).

10.18	Stock Purchase Agreement between Meizam – Advanced Enterprise Center Arad Ltd and Meizam Arad Investments Ltd., dated January 31, 2011 (incorporated by reference to Exhibit 10.8 of the Form 8-K filed on March 29, 2011).

10.19	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated May 24, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on July 19, 2011) (excluding Schedules 2.4, 2.7, and 2.10).

10.20	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 29, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on August 16, 2011) (excluding Schedules 2.4, 2.7, and 2.10).

10.21	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated December 26, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on February 6, 2012) (including Schedule 1.4 (Option to Purchase Shares of Common Stock) and Schedule 2.4 (Litigation); excluding Schedule 2.7).

10.22	Corporate Office Services Agreement between the Company and 1568934 Ontario Limited, dated January 5, 2012 (incorporated by reference to Exhibit 10.22 of the Form 10-Q filed on August 29, 2012).

10.23	Regulation S Stock Purchase Agreement between the Company and Eran Elimelech, dated July 29, 2012 (incorporated by reference to Exhibit 10.23 of the Form 10-Q filed on August 29, 2012).

10.24	Regulation S Stock Purchase Agreement between the Company and Sam Elimelech, dated July 29, 2012 ((incorporated by reference to Exhibit 10.24 of the Form 10-Q filed on November 19, 2012).

10.25	Regulation S Stock Purchase Agreement between the Company and Gai Mar-Chaim, dated July 29, 2012 ((incorporated by reference to Exhibit 10.25 of the Form 10-Q filed on November 19, 2012).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).
102

16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on July 24, 2012).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-K filed on April 16, 2012).

23.1	Consent of Dov Weinstein & Co. C.P.A. (Isr) (filed herewith).

23.2	Consent of Yarel + Partners, CPA (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).

103