Form 10-Q
period 2013-03-31
ANDAIN, INC.
filed 2013-05-20
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No X .

As of March 31, 2013, the Company had 57,479,928 shares of common stock issued and outstanding.

Table of Contents	-1-

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012	3
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012 AND PERIOD OF INCEPTION THROUGH MARCH 31, 2013	4
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012 AND PERIOD OF INCEPTION THROUGH MARCH 31, 2013	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. MINE SAFETY DISCLOSURES
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURE

Table of Contents	-2-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Related party receivables	$485,600	66,467
Accounts receivable	—	432,782
Total current assets	485,600	499,249

Long-term assets:
Property, plant and equipment, net	—	24,808

Total assets	$485,600	$524,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Credit from banks	$—	$3,449
Accounts payable and accrued expenses	494,358	697,164
Total current liabilities	494,358	700,613

Long-term liabilities:
Long-term shareholder loans	398,615	293,904
Total long-term liabilities	398,615	293,904

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 57,479,928 shares issued and outstanding at March 31, 2013 and 56,704,928 at December 31, 2012	57,480	56,704
Additional paid-in capital	6,229,836	6,475,002
Accumulated deficit during development stage	(6,664,820)	(6,547,265)
Accumulated other comprehensive income (loss)	(29,869)	(189,483)
Total Andain, Inc.’s stockholders’ deficit	(407,373)	(205,042)
Non-controlling interest	—	(265,418)

Total stockholders’ deficit	(407,373)	(470,460)

Total liabilities and stockholders’ deficit	$485,600	$524,057

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	-3-

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. Dollars)

(Unaudited)

	Three Months Ended March 31,		Period from July 23, 2004 (Date of Inception) Through March 31,
	2013	2012	2013
Revenues:
Government grants	$—	$—	$682,690
Consulting income	32,895	44,649	598,527
Total revenue	32,895	44,649	1,281,217
Operating expenses:
General and administrative	(150,450)	(78,026)	(7,250,897)
Research and development	—	(287,200)	(391,287)
Loss on disposal of associate	—	—	(135,424)
Impairment of goodwill	—	—	(412,699)
Impairment loss	—	—	(177,729)
Other income, net	—	—	251,175
Total operating expenses	(150,450)	(365,226)	(8,116,861)
Operating loss	(117,555)	(320,577)	(6,835,644)
Financial income, net	—	—	(42,234)
Net loss, including non-controlling interests	(117,555)	(320,577)	(6,793,410)
Less: Net attributable to non-controlling interest	—	44,960	128,590
Net loss	$(117,555)	$(259,127)	$(6,664,820)
Loss per share – basic and diluted:
Net loss attributable to Andain Inc.	$(0.002)	$(0.01)
Weighted average number of shares outstanding	56,948,956	22,215,562

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	-4-

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

(Unaudited)

	Three Months Ended March 31,		Period from July 23, 2004 (Date of Inception) Through March 31,
	2013	2012	2013
Cash flows from operating activities:
Net (loss) attributable to Andain Inc.	$(117,555)	$(259,127)	$(6,664,820)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	—	4,944	50,915
Loss from acquisition of subsidiary	—	—	135,424
Impairment of goodwill	—	—	337,685
Impairment of loan	—	—	177,729
Minority interest	—	277,837	(128,286)
Shares issued for professional services	87,501	36,000	1,264,681
Stock based compensation to key management	—	—	1,862,000
Contribution of services from shareholders	—	—	512,982
Changes in foreign exchange rates	—	(4,494)	(196,189)
Impairment of intangible assets	—	—	20,649
Changes in operating assets and liabilities:
Accounts payable	22,290	15,756	682,842
Accounts receivable	(82,236)	355,689	(514,674)
Accrued compensation	90,000	90,000	2,442,693
Net cash provided by (used in) operating activities	—	516,605	(16,369)

Cash flows from investing activities:
Purchase of equipment	—	—	(70,548)
Acquisition of patent	—	—	(20,649)
Acquisition of subsidiary	—	—	(461,752)
Net cash used in investing activities	—	—	(552,949)

Cash flows from financing activities:
Proceeds from increase in bank overdrafts	—	—	3,448
Proceeds from stock issued for cash	—	285,000	858,978
Proceeds from other loans	—	(838,531)	(59,510)
Loan from majority stockholder	—	—	(15,754)
Loans from key management personnel	—	170,262	(218,767)
Net cash provided by (used in) financing activities	—	(383,269)	568,395

Increase (decrease) in cash and cash equivalents	—	133,336	(923)

Cash and cash equivalents, beginning of period	—	872	—

Table of Contents	-5-

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

(Unaudited)

(continued)

	Three Months Ended March 31,		Period from July 23, 2004 (Date of Inception) Through March 31,
	2013	2012	2013

Effects of exchange rate changes on balance of cash held in foreign currencies	—	1,084	923

Cash and cash equivalents, end of period	$—	$135,292	$—

Non-cash investing and financing activities:
Issuance of common stock for purchase of intellectual property	$—	$—	$4,500
Issuance of common stock for purchase of subsidiary	$—	$—	$2,500
Issuance of common stock to directors in exchange for a loan	$—	$—	$—
Subsidiaries sold to stockholder:
Working capital deficiency, excluding cash and cash equivalents	$(70,786)	$—	$(70,786)
Property and equipment, net	24,808	—	24,808
Non-controlling interest	256,890	—	256,890
Accumulated other comprehensive loss	159,614	—	159,614
Profit from transactions with shareholder – recorded to additional paid in capital	(370,526)	—	(370,526)
	$—	$—	$—
Additional acquisition of control in Meizam Arad Investments Ltd.:
Non-controlling interest	$(8,528)	$—	$(8,528)
Loss from transactions with shareholder recorded to additional paid in capital	8,528	—	8,528
	$—	$—	$—
Additional information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest expense	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	-6-

ANDAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012, AND

PERIOD OF JULY 23, 2004 (DATE OF INCEPTION) THROUGH MARCH 31, 2013

(U.S. Dollars)

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

On May 14, 2013, the Company’s board of directors (with Mr. Elimelech recusing himself) decided to simplify the Company’s corporate structure by transferring all assets and technologies from its subsidiaries to the Company, and sell its subsidiaries with their accumulated losses to Sam Shlomo Elimelech, the Company’s president and CEO, and a director; the effective date of the transactions is January 1, 2013. Accordingly, the Company sold all its holdings in: Impact Active Team Ltd., TPDS Ltd., Meizam – Advanced Enterprise Center Arad Ltd., and Gaia Med Ltd. to Mr. Elimelech. Simultaneously with the sale of subsidiaries, the Company acquired an additional 7.5% interest in Meizam Arad Investments Ltd., which then became a wholly owned and the only subsidiary of the Company (the effective date of this transaction is also January 1, 2013).

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer non-cash consideration as a mean of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations.

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

Basis of presentation.

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012 and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on May 13, 2013.

Table of Contents	-7-

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

New Israeli Shekel (“NIS”) amounts as of March 31, 2013 have been translated into U.S. Dollars at the representative rate of exchange on March 31, 2013 (USD 1 = NIS 3.648).

Consolidation Principles.

The consolidated financial statements of the Company include the accounts of the Company, and all entities in which a direct or indirect controlling interest exists through voting rights or qualifying variable interests. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Fair Value Measurements.

As defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, “Fair Value Measurements and Disclosures,” fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, Topic 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Table of Contents	-8-

Fair Value Measurements at March 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$(3,449)	$(3,449)	$—	$—
Total assets at fair value	$(3,449)	$(3,449)	$—	$—

Impact of Recently Issued Accounting Standards.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on its consolidated results of operation and financial condition.

On February 5, 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This ASU is effective for the first quarter of 2013 and affects only disclosures. The adoption of ASU 2013-02 did not have a material impact on its consolidated results of operation and financial condition.

There were various other updates recently issued, none of which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – ASSETS OF DISPOSED ENTITIES

	March31,	December 31,
	2013	2012
Advances to suppliers	$—	$2,758
Governmental Institutions	—	12,765
Grants received from the Office of the Chief Scientist (“OCS”) (Israel)	—	417,259
	$—	$432,782

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

	Computers	Furniture	Vehicles	Total

Balance as of December 31, 2011	9,105	20,288	5,705	35,098

Depreciation	(4,125)	(460)	(5,705)	(10,290)

Balance as of December 31, 2012	$4,980	$19,828	$—	$24,808

Disposal of assets due to subsidiaries sold	(4,980)	(19,828)	—	(24,808)

Balance as of March 31, 2013	$—	$—	$—	$—

Table of Contents	-9-

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31,	December 31,
	2013	2012

Trade payables	$458,624	$35,244
Accrued liabilities	35,734	605,311
Employees and related	—	56,609
	$494,358	$697,164

NOTE 7 – LONG-TERM DEBT

	March 31,	December 31,
	2013	2012

Stockholders loan (1)	$398,615	$293,904

(1) The loan bears interest at an annual rate of approximately 3%.

NOTE 8 – STOCKHOLDERS’ EQUITY

Changes during the three months ended March 31, 2013 are as follows:

On January 28, 2013, the Company issued a total of 400,000 free trading shares of common stock under the 2011 Stock and Option Plan in connection with the conversion of accounts payables for services provided in exchange of short-term liabilities accrued in prior years in the amount of $47,164.

On February 13, 2013 the Company engaged in a financial public relations services agreement with Investor Communications Services (a division of A.I.D. Capital, LLC.). According to the agreement 375,000 shares were issued for services to be provided in the six months period ending June 30, 2013 valued at $15,000. The Company recorded stock based compensation in the amount of $7,500 for the three months ended March 31, 2013.

NOTE 9 – DISPOSED ENTITIES

On May 14, 2013, the Company’s board of directors (with Sam Shlomo Elimelech recusing himself) decided to simplify the Company’s corporate structure by transferring all assets and technologies from its subsidiaries to the Company, and sell its subsidiaries with their accumulated losses to Mr. Elimelech, the Company’s president and CEO, and a director; the effective date of the transactions is January 1, 2013. These transactions are set forth below:

On May 15, 2013, the Company’s subsidiary Meizam Arad Investments Ltd. (“Meizam Investments”) entered into an Acquisition Agreement with Meizam – Advanced Enterprise Center Arad Ltd. (“Meizam Arad”) to sell all of the shares of common stock held by Meizam Investments of the subsidiary Gaia-Med Ltd. to Meizam Arad.

On May 15, 2013, the Company’s subsidiary Meizam Investments entered into an Acquisition Agreement with Meizam Arad to sell all of the shares of common stock held by Meizam Investments of the subsidiary TPDS Ltd. to Meizam Arad.

On May 15, 2013, the Company entered into an Acquisition Agreement with Meizam Arad to sell all of the shares of common stock held by the Company of the subsidiary TPDS Ltd. to Meizam Arad.

Table of Contents	-10-

On May 15, 2013, the Company entered into an Acquisition Agreement with Meizam Arad to sell all of the shares held by the Company of its subsidiary Impact Active Team Ltd. (“Impact Active”) to Meizam Arad.

On May 15, 2013, the Company entered into an Acquisition Agreement with Mr. Elimelech to sell all of the shares of common stock held by the Company of its subsidiary Meizam Arad to Mr. Elimelech.

On May 15, 2013, the Company’s subsidiary Meizam Investments entered into an Acquisition Agreement with Mr. Elimelech to sell all of the shares held by Meizam Investments of the Company’s subsidiary Meizam Arad to Mr. Elimelech.

Working capital deficiency, excluding cash and cash equivalents	$(70,786)
Property and equipment, net	24,808
Non-controlling interest	256,890
Accumulated other comprehensive (loss)	159,614
Profit from transactions with stockholder – recorded to additional paid in capital	(370,526)
$—

NOTE 10 – ACQUISITION OF ADDITIONAL INTEREST IN MEIZAM ARAD INVESTMENTS LTD.

Simultaneously with the sale of its subsidiaries, the Company acquired an additional 7.5% in Meizam Investments for no additional cost from Mr Elimelech and Mr. Mar-Chaim. Meizam Investments then became a wholly owned, and the only, subsidiary of the Company. The transaction was recorded to additional paid in capital, being a transaction with a stockholder. These transactions are set forth below:

On May 15, 2013, the Company entered into an Acquisition Agreement with Mr. Mar-Chaim to sell all of the shares held by Mr. Mar-Chaim in the Company’s subsidiary Meizam Investments to the Company.

On May 15, 2013, the Company entered into an Acquisition Agreement with Mr. Elimelech to sell all of the shares held by Mr. Elimelech of its subsidiary Meizam Investments to the Company.

Additional acquisition of control in Meizam Arad Investments Ltd.:
Non-controlling interest	$(8,528)
Loss from transactions with stockholder recorded to additional paid in capital	8,528
$—

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

Table of Contents	-11-

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Balances and transactions between the Company and its subsidiaries, which are related parties of the Company, have been eliminated on consolidation and are not disclosed in this note. Details of transactions between the Group and other related parties are disclosed below.

The following entities have been identified as related parties of the Company as of March 31, 2013:

Geral Fialkov (1568934 Ontario Limited)	Greater than 10% stockholder
Sam Elimelech	Director and greater than 10% stockholder
Eran Elimelech	Son of Sam Elimelech
Gai Mar-Chaim	Director and greater than 10% stockholder
Meizam Arad Investments Ltd.	Israeli company, wholly-owned subsidiary
Impact Active Team Ltd.	Israeli company with common director
TPDS Ltd.	Israeli company with common director
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli company with common director
Gaia Med Ltd.	Israeli company with common director
P.O.C. Hi Tech Ltd.	Israeli company with common director

The following transactions were carried out with related parties:

	For the three months ended March 31,
	2013	2012
Income statements:
Directors’ remuneration	$90,000	$90,000
Stock based compensation	87,501	36,000

Balance sheets:
Related party receivable (payable) - P.O.C. Hi Tech Ltd.	32,895	—
Long term loans – key management personnel (1)	398,615	293,904

(1) The annual compensation to key management personnel is $360,000 per year. During 2012 the Company recorded forgiveness of loans from key management personnel in the amount of $512,982. The amount was recorded as an equity transaction.

Table of Contents	-12-

NOTE 13 – SUBSEQUENT EVENTS

On May 14, 2013, the Company’s board of directors decided to simplify the Company’s corporate structure by transferring all assets and technologies from its subsidiaries to the Company, and sell its subsidiaries with their accumulated losses to Mr. Elimelech in order to transfer all activities assets and technologies to the Company. Mr. Elimelech took upon himself to carry out the board decision. After these transactions, the Company maintains only one operating subsidiary, Meizam Arad Investments Ltd., fully owned by the Company. See Notes 9 and 10 above.

NOTE 14 – PRIOR PERIOD ADJUSTMENTS

During the preparation of its June 30, 2012, the Company restated its financial statements for the three months ended March 31, 2012, to give retrospective effect to the elimination of the extraordinary gain on forgiveness of debt that was recognized in the unaudited consolidated statements as of March 31 2012. As of the date of this report settlement of $185,309 of the debt to the Company’s local legal counsel has not yet been closed, and the remaining $44,726 was reclassified to research and development expenses as follows:

	As Previously Reported	Prior Period Adjustments	As Restated
Extraordinary gain on forgiveness of debt	$(230,126)	$230,126	$—
Net loss	$118,778	$185,309	$304,087
Net loss attributable to non-controlling interest	$31,062	$13,898	$44,960
Net loss attributable to Andain, Inc. stockholders	$87,716	$171,411	$259,127
Net loss per share (basic) attributable to Andain, Inc	$0.00	$(0.01)	$(0.01)

Table of Contents	-13-

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

The Company operates five product lines:

·	Miniature insulin pump
·	Targeted drug delivery nano-particles
·	Stem cell therapy
·	Ultasonic catheter for brain cancer therapy
·	Peptide booster for anti-wrinkle cosmeceuticals

Miniature Disposable Insulin Pump.

The Company is committed to develop a fully disposable miniature insulin pump, suitable for diabetics type I and type II as well, without any government grant, saving the need to pay future royalties. The Company’s main challenge was to achieve production price capable to compete with the low price of the insulin pen syringe injection for diabetic type II. The Company’s detailed market survey showed a significant advantage of such a product in the market, providing the comfort of a “band aid” patch size product, accurate as the expensive insulin pumps and preventing any hyper or hypo life threatening situations to the patient (stable blood glucose level superior to the syringe use).

The Company’s team successfully developed the technology of the Gemini, a fully disposable pump, and lab tested all regulatory aspects of the Gemini pump, ready for the clinical trials initial production batch. During the first quarter of 2012, The Company’s team focused on the technology transfer for GMP/GLP production, and Helsinky approval for clinical trials.

The Company estimates that the Gemini development, regulatory, and manufacturing in order to complete all needed clinical trials, will require an additional $750,000. In addition we estimate that it will require $600,000 to introduce the innovative pump to the market and large distributors

Table of Contents	-14-

Nano-particles Targeted Drug Delivery Technology.

The Company is also committed to develop its nano-particle technology with the capacity to accommodate hydrophobic (repelling water based molecules), as well hydrophilic (attracting water based molecules) properties. These developments enable the Company to carry out GSK RELENZA (zanamivir) drug for swine flu (H1N1) therapy. The Company’s lab results show very stable nano-particle with over a six months shelf life capable to carry hydrophobic and hydrophilic molecules with a high drug load, providing exceptional drug delivery efficiency. During the first quarter of 2012, the Company’s team mapped all intellectual properties used to develop the multi-task nano-particles and to secure it in its intellectual properties.

The Company estimates that the additional development, regulatory, and manufacturing in order to complete all needed clinical trials, will require an additional $1,100,000.

Stem Cell Therapy for Muscular Injuries.

The Company has completed successful animal studies with positive results on limb therapy. The initial animal studies showed very promising rehabilitating results. Because of those results, the Company has modified and accelerated its development program with two pillar technologies with strong intellectual properties: (i) Direct a stem cell to a myogenic (muscle) cell without any spontaneous direction into unhealthy cells such as cancer tumors; and (ii) mass produce the directed myogenic cells for patient treatment. As part of the of the development phase, the Company has developed a “harvesting” procedure of human fat tissue from the patient as a row material for extracting the stem cells, diverting and directing the stem cells to muscle cells and reproducing these cells for an effective treatment. Currently, the Company is developing the upscale production process for commercial use.

The Company estimates that the additional development, regulatory, and manufacturing in order to complete all needed pre-clinical trials, will require an additional $650,000.

(b) Operations.

Insulin Pumps.

The Company separates its Gemini pump development in any aspect from the development of its Gaia Med Diamond semi-disposable pump. The Company has successfully managed to develop Gaia-Med’s technology and intellectual properties secured by patents, and develop new, separate intellectual properties for the Gemini pump. During 2012 the Company further developed and enhanced the Gemini patents. Those enhancements will be filed in second quarter of 2013. The Company’s development success of new and separate technology that is not based or relates in any aspect on Gaia-Med’s technology precludes the Company and its technological industrial incubator from any royalties payment for the Gemini product line. The Company and the incubator also continue to develop the semi-disposable Gaia-Med pump within its original program. Therefore, the Company intends to establish a new business unit to accommodate all assets and operations of the Gemini pump as soon as this pump is ready for clinical trials batch production.

Nano-Particles.

The Company separates the additional development in any aspect from previous development done in its subsidiary TPDS Ltd.

The Company has successfully managed to develop new technology and intellectual properties to be secured by new patents, for the multi-tasking nano-particles, to be filed in as with the Company's next investment round. The Company’s development success of new and separate technology that is not based or relates in any aspect to TPDS’ technology precludes the Company and its technological industrial incubator from any royalties payment for this product line. Currently, the Company and the incubator-halted development of TPDS technology, and now develop only its new technology. The Company will revisit the original TPDS development program during 2013, according to the pre-clinical results of the new technology and product.

Table of Contents	-15-

With the next investment round the Company intends to establish a new business unit to accommodate all assets and operations of the new technology and development

Stem Cell Therapy.

The Company intends to establish a new business unit to accommodate all assets and operations of the new technology and development of the project as soon as the clinical trials commence.

Results of Operations.

(a) Total Revenue.

The Company had total revenue of $32,895 for the three months ended March 31, 2013 compared to $44,649 for the three months ended March 31, 2012, a decrease of $11,754 or approximately 26%. The decrease in total revenue resulted primarily from decrease in consulting revenue.

The Company had total revenue of $1,281,217 for the period of June 23, 2004 (date of inception) through March 31, 2013.

(b) General and Administrative Expenses.

The Company had general and administrative expenses of $150,450 for the three months ended March 31, 2013 compared to $78,026 for the three months ended March 31, 2012, an increase of $72,424 or approximately 92%. The increase in general and administrative expenses costs was mainly due to increase in professional services

The Company had general and administrative expenses of $7,250,897 for the period of June 23, 2004 (date of inception) through March 31, 2013.

(c) Net Profit (Loss).

The Company had a net loss of $117,555 for the three months ended March 31, 2013 compared to a net loss of $259,127 for the three months ended March 31, 2012, a decrease of $141,572 or approximately 55%. The change in net loss is the result primarily from the Company’s corporate restructuring.

The Company had a net loss of $6,664,820 for the period of June 23, 2004 (date of inception) through March 31, 2013.

Operating Activities.

Net cash provided by operating activities was $0 for the three months ended March 31, 2013 compared to net cash provided by operating activities of $516,605 for the three months ended March 31, 2012. This decrease was the result of no government grants in the current quarter.

The net cash used in operating activities was $16,369 for the period of June 23, 2004 (date of inception) through March 31, 2013.

Investing Activities.

Net cash used in investing activities was $0 for the three months ended March 31, 2013 compared to $0 for the three months ended March 31, 2012.

Net cash used in investing activities was $552,949 for the period of June 23, 2004 (date of inception) through March 31, 2013.

Table of Contents	-16-

Liquidity and Capital Resources.

As of March 31, 2013, the Company had total current assets of $485,600 and total current liabilities of $494,358 resulting in a working capital deficit of $8,758. The cash and cash equivalents was $0 as of March 31, 2013 compared to $0 as of December 31, 2012.

The net cash used in financing activities was $0 for the three months ended March 31, 2013 compared to net cash used in financing activities of $383,269 for the three months ended March 31, 2012. This change is attributed to decrease in share issuance for cash and for the lack of proceeds from other loans in the three months ended March 31, 2013. Net cash provided by financing activities was $568,395 for the period of inception of June 23, 2004 (date of inception) through March 31, 2013.

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

Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for the Company’s common stock will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of the Company’s planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

·	curtail operations significantly;
·	sell significant assets;
·	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or
·	explore other strategic alternatives including a merger or sale of the Company.

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

Table of Contents	-17-

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

Table of Contents	-18-

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

Table of Contents	-19-

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	-20-

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2013 that were not previously reported by the Company.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended March 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Table of Contents	-21-

ITEM 5. OTHER INFORMATION.

Subsequent Events.

(a)	When preparing the financial statements for the three months ended March 31, 2013, the Company discovered that the number of shares outstanding as of March 31, 2013 as disclosed on the front cover and under Item 12 of the recently in the recently filed Form 10-K were incorrectly noted as 57,669,242; the correct number is 57,479,928. This results in a very small changes in the percentages notes in the chart under Item 12: Gerald Fialkov 14.54%; Shlomo Elimelech: 38.74%; Gai Mar-Chaim: 38.72%; and all directors and executive officers: 76.59%.
(b)	On May 14, 2013, the Company’s board of directors (with Mr. Elimelech recusing himself) decided to simplify the Company’s corporate structure by transferring all assets and technologies from its subsidiaries to the Company, and sell its subsidiaries with their accumulated losses to Sam Shlomo Elimelech, the Company’s president and CEO, and a director; the effective date of the transactions is January 1, 2013. Simultaneously with the sale of subsidiaries, the Company acquired an additional 7.5% interest in Meizam Investments, which then became a wholly owned and the only subsidiary of the Company (the effective date of this transaction is also January 1, 2013). These transactions are set forth below:

·	On May 15, 2013, the Company’s subsidiary Meizam Arad Investments Ltd. (“Meizam Investments”) entered into an Acquisition Agreement with Meizam – Advanced Enterprise Center Arad Ltd. (“Meizam Arad”) to sell all of the shares of common stock held by Meizam Investments of the subsidiary Gaia-Med Ltd. to Meizam Arad. See Exhibit 10.26.
·	On May 15, 2013, the Company’s subsidiary Meizam Investments entered into an Acquisition Agreement with Meizam Arad to sell all of the shares of common stock held by Meizam Investments of the subsidiary TPDS Ltd. to Meizam Arad. See Exhibit 10.27.
·	On May 15, 2013, the Company entered into an Acquisition Agreement with Meizam Arad to sell all of the shares of common stock held by the Company of the subsidiary TPDS Ltd. to Meizam Arad. See Exhibit 10.28.
·	On May 15, 2013, the Company entered into an Acquisition Agreement with Meizam Arad to sell all of the shares held by the Company of its subsidiary Impact Active Team Ltd. (“Impact Active”) to Meizam Arad. See Exhibit 10.29
·	On May 15, 2013, the Company entered into an Acquisition Agreement with Mr. Elimelech to sell all of the shares of common stock held by the Company of its subsidiary Meizam Arad to Mr. Elimelech. See Exhibit 10.30.
·	On May 15, 2013, the Company entered into an Acquisition Agreement with Mr. Mar-Chaim to sell all of the shares held by Mr. Mar-Chaim in the Company’s subsidiary Meizam Investments to the Company. See Exhibit 10.31.
·	On May 15, 2013, the Company entered into an Acquisition Agreement with Mr. Elimelech to sell all of the shares held by Mr. Elimelech of its subsidiary Meizam Investments to the Company. See Exhibit 10.32.
·	On May 15, 2013, the Company’s subsidiary Meizam Investments entered into an Acquisition Agreement with Mr. Elimelech to sell all of the shares held by Meizam Investments of the Company’s subsidiary Meizam Arad to Mr. Elimelech. See Exhibit 10.33

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

Table of Contents	-22-

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andain, Inc.

Dated:	May 20, 2013	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President
(Principal Executive Officer)

Table of Contents	-23-