Form 10-Q/A
period 2012-09-30
ANDAIN, INC.
filed 2013-06-18
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Yes X No _ .

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

As of September 30, 2012, the Company had 56,704,928 shares of common stock issued and outstanding.

This Amendment to the Quarterly Report on Form 10-Q for the periods ended September 30, 2012 (“Form 10-Q”), originally filed with the Securities and Exchange Commission (“SEC”) on November 19, 2012 and amended on November 21, 2012, is being hereby amended for the following purpose: The SEC has determined that the originally filed Form 10-Q is deficient since it was reviewed by a public accountant that is not registered by the Public Company Accounting Oversight Board (“PCAOB”). The current PCAOB accounting firm for the Company, Yarel + Partners, has re-reviewed the Form 10-Q. The Company has also made various other changes to the Form 10-Q throughout the document and therefore it is being filed as a complete amendment.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE

Item 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	5

CONSOLIDATED BALANCE SHEETS AS OF September 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011	6

CONSOLIDATED StatementS of operations (UNAUDITED) FOR THE THREE AND nine months ENDED September 30, 2012 and September 30, 2011 AND PERIOD OF INCEPTION THROUGH September 30, 2012	7

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE nine MONTHS ENDED September 30, 2012 AND September 30, 2011 AND PERIOD OF INCEPTION THROUGH September 30, 2012	9

NOTES TO UNAUDITED CONSOLIDATED fINANCIAL STATEMENTS	11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS of FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4.	CONTROLS AND PROCEDURES	33

PART II – other information

ITEM 1.	LEGAL PROCEEDINGS	34

ITEM 1A.	RISK FACTORS	34

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35

item 4.	MINE SAFETY DISCLOSURES	35

item 5.	OTHER INFORMATION	35

item 6.	EXHIBITS	36

SIGNATURE	36
4

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying unaudited consolidated balance sheet of Andain Inc. (a development stage company) (“Company) and its subsidiaries as of September 30, 2012, and the related unaudited statements of operations and cash flows for the three-month and nine-month periods then ended, and for the period of inception (July 23, 2004) through September 30, 2012. These interim financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the unaudited consolidated financial statements, the Company has suffered recurring losses, has had significant recurring negative cash flows from operations, and has an accumulated deficit that raises substantial doubt over its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The unaudited consolidated financial statements do not include any adjustments that might result from this uncertainty.

As described in Note 13 to the financial statements, the Company amended its financial statements for September 30, 2012, to reflect corrections of accounting errors.

/s/ Yarel + Partners, CPA

Tel Aviv, Israel

June 10, 2013

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$872
Related party receivable	28,179	289,178
Accounts receivable	460,437	511,882
Total current assets	488,616	801,932

Long-term assets:
Property, plant and equipment, net	23,673	35,098
Intangible assets	—	20,649
Total long term assets	23,673	55,747

Total assets	$512,289	$857,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Credit from banks	$154	$1
Related party payable	15,907	50,811
Accounts payable and accrued expenses	687,796	1,161,706
Total current liabilities	703,857	1,212,518

Long-term liabilities:
Long-term shareholder loans	158,248	447,673
Total long-term liabilities	158,248	447,673

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 56,704,928 shares issued and outstanding at September 30, 2012 and 22,034,243 at December 31, 2011	56,704	16,404
Additional paid-in capital	6,426,719	3,483,855
Accumulated deficit during development stage	(6,351,424)	(4,042,677)
Accumulated other comprehensive income (loss)	(212,472)	923
Total Andain, Inc.’s stockholders’ deficit	(80,473)	(541,495)
Non-controlling interest	(269,343)	(261,017)
Total stockholders’ deficit	(349,816)	(802,512)

Total liabilities and stockholders’ deficit	$512,289	$857,679

The accompanying notes are an integral part of the unaudited consolidated financial statements

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. Dollars)

(Unaudited)

					Period of July 23, 2004
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception) Through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
	Restated		Restated		Restated
Revenues:
Government grants	$—	$279,298	$—	$421,291	$682,690
Consulting income	74,508	(7,439)	150,754		535,088
Total revenue	74,508	271,859	150,754	421,291	1,217,778

Operating expenses:
General and administrative	(2,081,629)	(311,047)	(2,532,546)	(765,468)	(6,762,646)
Research and development	(34,710)	(220,388)	(55,359)	(223,878)	(391,287)
Loss on disposal of associate	—	—	—	—	(135,424)
Impairment of goodwill	—	—	—	—	(412,699)
Impairment loss	—	—	—	—	(177,729)
Total operating expenses	(2,116,339)	(531,435)	(2,587,905)	(989,346)	(7,879,785)

Operating (loss)	(2,041,831)	(259,576)	(2,437,151)	(568,055)	(6,662,007)

Other income, net	157,142	—	157,142	—	172,142
Financial income (expenses), net	(9,886)	1,277	(35,771)	(2,597)	5,229

Share of loss of equity accounted Investee	—	(106,836)	—	(115,996)	—

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(U.S. Dollars)

(Unaudited)

					Period of July 23, 2004
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception) Through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
	Restated		Restated		Restated

Net loss , including non-controlling interests	(1,894,575)	(365,135)	(2,315,780)	(686,648)	(6,484,636)

Less: Net attributable to non-controlling interest	9,672	51,876	(7,033)	36,233	(133,212)

Net loss attributable to Andain, Inc.	$(1,904,247)	$(417,011)	$(2,308,747)	$(722,881)	$(6,351,424)

Loss per share (basic &diluted)	$(0.07)	$(0.02)	$(0.10)	$(0.04)

Weighted average number of shares outstanding	28,122,286	19,012,899	24,085,891	18,358,535

The accompanying notes are an integral part of the unaudited consolidated financial statements

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

(Unaudited)

	Nine Months Ended September 30,		Period of July 23, 2004 (Date of Inception) Through September 30,
	2012	2011	2012
	Restated		Restated
Cash flows from operating activities:
Net loss attributable to Andain Inc.	$(2,308,747)	$(722,881)	$(6,351,424)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	11,425	5,828	52,050
Loss from acquisition of subsidiary	—	—	135,424
Impairment of goodwill	—	—	337,685
Impairment of loan	—	—	177,729
Minority interest	(8,326)	36,233	(132,211)
Loss from equity-accounted investee	—	115,996	—
Shares issued for professional services	579,164	447,500	957,374
Stock based compensation to key management	1,862,000	—	1,862,000
Contribution of services from shareholders	504,000	—	504,000
Impairment of intangible assets	20,649	—	20,649
Changes in operating assets and liabilities:
Accounts payable	(508,814)	(426,882)	667,088
Accounts receivable	23,269	(174,564)	(396,025)
Related parties	(251,428)	270,000	1,615,543
Net cash (used in) operating activities	(76,808)	(448,770)	(550,118)

Cash flows from investing activities:
Purchase of equipment	—	(952)	(70,547)
Acquisition of patent	—	—	(20,649)
Acquisition of subsidiary	—	—	(578,503)
Net cash (used in) investing activities	—	(952)	(669,699)

Cash flows from financing activities:
Proceeds from increase in bank overdrafts	153	(38,376)	153
Proceeds from stock issued for cash	289,178	355,000	808,978
Proceeds from other loans	—	104,494	(59,520)
Loan from majority stockholder	—	797	(15,754)
Loans from key management personnel	—	23,419	704,217
Net cash provided by financing activities	289,331	445,334	1,438,074

Increase/decrease in cash and cash equivalents	212,523	(4,388)	218,257

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

(Unaudited)

(continued)

	Nine Months Ended September 30,		Period of July 23, 2004 (Date of Inception) Through September 30,
	2012	2011	2012
	Restated		Restated

Cash and cash equivalents, beginning of period	872	23,672	—

Effects of exchange rate changes on balance of cash held in foreign currencies	(213,395)	(9,444)	(218,257)

Cash and cash equivalents, end of period	$—	$9,840	$—

Non-cash investing and financing activities:
Issuance of common stock for purchase of intellectual property	$—	$—	$4,500
Issuance of common stock for purchase of subsidiary	$—	$—	$2,500
Issuance of common stock to directors in exchange for a loan	$—	$1,920,000	$1,920,000
	$—	$—	$—
Additional information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest expense	$—	$—	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements

ANDAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED\

SEPTEMBER 30, 2012

(Unaudited)

NOTE 1 – GENERAL

Andain Inc. (“Company”) was established in 2004 in the State of Nevada, U.S.A. Since commencing operations in 2006, the Company has been engaged, both independently and through its consolidated entities (collectively, the “Group”), in the development of medical technology, from early stage development to advanced clinical trials, for a wide range of medical needs.

The Group incurred losses from operations in the amount of $2,308,747 during the nine months ended September 30, 2012 and $6,351,424 during the period from July 23, 2004 (date of inception) through September 30, 2012.

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

Use of Estimates

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

Basis of presentation

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on April 16, 2012.

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at September 30, 2012
	Total	(Level 1)	(Level 2)	(Level 3)

Credit from banks	$(154)	$(154)	$—	$—
Total liabilities at fair value	$(154)	$(154)	$—	$—

	Fair Value Measurements at December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$871	$871	$—	$—
Total assets at fair value	$871	$871	$—	$—

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

NOTE 4 – ACCOUNTS RECEIVABLE

	September 30	December 31,
	2012	2011

Prepaid expenses	$38,073	$—
Governmental Institutions	13,049	17,731
Grants received from the Office of the Chief Scientist (“OCS”) (Israel)	398,166	494,151
Other receivables	11,149	—

	$460,437	$511,882

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

	Computers	Furniture	Vehicles	Total

Balance as of December 31, 2011	$9,105	$20,288	$5,705	$35,098

Depreciation	(2,642)	(3,078)	(5,705)	(11,425)

Balance as of September 30, 2012	$6,463	$17,210	$—	$23,673

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30,	December 31,
	2012	2011

Trade payables	$11,345	$135,608
Accrued liabilities	650,708	932,150
Employees and related	25,743	69,490
Other	—	24,458

	$687,796	$1,161,706

NOTE 7 – LONG-TERM DEBT

	September 30,	December 31,
	2012	2011

Stockholders loan (1)	$158,248	$447,673

(1) The loan bears interest at an annual rate of approximately 3%.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock.

Changes during the nine months ended September 30, 2012 are as follows:

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

(b) On August 1, 2011, the Company issued 707,352 free trading shares of common stock registered under a Form S-8 registration statement for various professional services to the Company valued at $530,514 for services rendered during 2011. The Company issued 830,000 shares instead of 707,352 shares for the services, the excess shares were returned to the Company on January 1, 2012.

(c) On January 1, 2011, the Company began using offices provided by 1568934 Ontario Limited located in Beverly Hills, California. This office space is approximately 1,000 square feet. The Company pays restricted shares of common stock to cover the value of $5,000 each month for rent, electricity, telephones, and other expenses of the office. The Company is under a month-to-month lease of these offices. On August 8, 2011, the Company issued 60,000 restricted shares of common stock to 1568934 Ontario Limited under this arrangement as rent for the 2011 calendar year, valued at $45,000 ($0.75 per share). The Company issued an additional 20,000 restricted shares of common stock effective on January 1, 2012, valued at $15,000.

(d) On August 8, 2011, the Company issued 100,000 restricted shares of common stock to the Company’s transfer agent, Globex Transfer, LLC, for professional services. Valued at $10,000. The Company issued 100,000 shares instead of 13,333 shares for the services, the excess shares were returned to the Company on January 1, 2012.

(e) On January 5, 2012, the Company granted to 1568934 Ontario Limited, in connection with the purchase agreement dated December 26, 2011, an option to purchase two shares of Company common stock for each share purchased under this agreement, for a total of up to 5,181,818 restricted shares of common stock. The exercise price of this option is 67% of the lowest share price of the first one million shares sold by the Company’s underwriter to the public as of the Company public offering as set for in a Form S-1 registration statement to be filed with the Securities and Exchange Commission at a later time. This option will be exercisable commencing the following day the Company’s underwriter completes the sale of the first 1,000,000 shares of the common stock and continuing up to 5:00 p.m. Pacific Standard Time on a date which is 24 months from such date.

(f) On March 12, 2012, the Company issued a total of 300,000 restricted shares of common stock (150,000 each) to Otzarot Tarshsih Nechasim Vehashkaott Ltd., for consulting work, and Uziel Economic Consultant Ltd., for marketing services, both for a period of four months commencing February 5, 2012, valued at $9,000 each.

(g) On June 14, 2012, the Company issued 200,000 restricted shares of common stock to the Company’s transfer agent, Globex Transfer, LLC, for professional services rendered valued at $10,000 ($0.05 per share).

(h) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Sam Elimelech, the Company’s President & CEO. Under this agreement, Sam Eliemelech purchased from the Company 18,000,000 restricted shares of common stock at its par value for a total consideration of $18,000 ($0.001 par value per share). The company recorded stock based compensation valued at $882,000, the difference between the shares market price on July 29, 2012 and the consideration of $18,000.

(i) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Gai Mar-Chaim, the Company’s secretary/treasurer. Under this agreement, Mr. Mar-Chaim purchased from the Company 18,000,000 restricted shares of common stock at its par value for a total consideration of $18,000 ($0.001 par value per share). The company recorded stock based compensation valued at $882,000, the difference between the shares market price on July 29, 2012 and the consideration of $18,000.

(j) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Eran Elimelech, son of Sam Elimelech (the Company’s president) but not living in the same household. Under this agreement, Eran Elimelech purchased from the Company 2,000,000 restricted shares of common stock at its par value for a total consideration of $2,000 ($0.001 par value per share). Sam Elimelech disclaims any beneficial ownership of these shares. The company recorded stock based compensation valued at $98,000, the difference between the shares market price on July 29, 2012 and the consideration of $2,000.

(k) On September 20, 2012, the Company issued 720,000 restricted shares of common stock to American Capital Ventures, and 480,000 restricted shares of common stock to Maplehurst Investment Group, both for investor relations services to be rendered for a period of one year commencing September 20, 2012, valued at $60,000. Accordingly, the Company charged to general and administrative expenses during 2012 a total compensation of $16,750.

(l) On September 20, 2012, the Company issued a total of 3,000,000 restricted shares of common stock (1,500,000 each) to Otzarot Tarshsih Nechasim Vehashkaott Ltd., for consulting work, and Uziel Economic Consultant Ltd., for marketing services. The Company has determined that services were not performed the services as agreed so the Company did not deliver the stock certificates; the Company now intends to cancel these certificates.

(m) On September 21, 2012, the Company issued 600,000 restricted shares of common stock to 1568934 Ontario Limited as rent for the year ended December 31, 2012 under a Corporate Office Services Agreement, dated January 5, 2012.

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

The following entities have been identified as related parties of the Company as of September 30, 2012:

Pangea Investments GmbH	Greater than 10% stockholder
1568934 Ontario Limited	Greater than 10% stockholder
Sam Elimelech	Director and greater than 10% stockholder
Eran Elimelech	Son of Sam Elimelech
Gai Mar-Chaim	Director and greater than 10% stockholder
Impact Active Team Ltd.	Israeli, wholly-owned subsidiary
TPDS Ltd.	Israeli, majority-owned subsidiary
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli, majority-owned subsidiary
Meizam Arad Investments Ltd.	Israeli, majority owned subsidiary
Gai Med Ltd.	Israeli, majority owned subsidiary
P.O.C. Hi Tech Ltd.	Israeli company with common director

The following transactions were carried out with related parties:

	For the Nine Months Ended September 30,
	2012	2011
Income statements:
Directors’ remuneration	$270,000	$270,000
Stock based compensation	$1,907,000	$36,000

Balance sheets:
Related party receivable.	$11,712	$202,793
Long term loans – key management personnel	$398,615	$(74,652)

(1) The annual compensation to key management personnel is $360,000 per year. During 2012 the Company recorded forgiveness of loans from key management personnel in the amount of $504,000. The amount was accounted for as an equity transaction.

(2) On January 5, 2011, the Company entered into a Regulation S Stock Purchase Agreements with Mr. Elimelech, and with Mr. Mar-Chaim. Under these agreements, they each purchased from the Company 1,280,000 restricted shares of common stock for a total consideration of $1,920,000. The Company issued 4,000,000 shares each instead of 1,280,000 to each of the directors (which later amount correctly reflects the value of the services provided); the excess shares were returned to the Company and cancelled effective on January 1, 2012.

(3) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Mr. Elimelech, Mr. Mar-Chaim, and Eran Elimelech. Under this agreement, they purchased from the Company 38,000,000 restricted shares of common stock at its par value for a total consideration of $38,000 ($0.001 par value per share). The Company recorded stock based compensation valued at $1,862,000, the difference between the shares market price on July 29, 2012 and the consideration of $38,000.

NOTE 12 – SUBSEQUENT EVENTS

(a) During October and November 2012, the Company received $50,000 from an investor on account of a future allocation of shares. As of the date of these financial statements, the investment agreement had not been signed.

(b) On January 28, 2013, the Company issued a total of 400,000 free trading shares of common stock under the 2011 Stock and Option Plan in connection with the conversion of accounts payables for services provided in exchange of short-term liabilities accrued in prior years in the amount of $47,164.

(c) On February 13, 2013 the Company engaged in a financial public relations services agreement with Investor Communications Services (a division of A.I.D. Capital, LLC.). According to the agreement 375,000 restricted shares of common stock were issued for services to be provided in the six months period ending June 30, 2013 valued at $15,000. The Company recorded stock based compensation in the amount of $7,500 for the three months ended March 31, 2013.

(d) On May 14, 2013, the Company’s board of directors (with Mr. Elimelech recusing himself) decided to simplify the Company’s corporate structure by transferring all assets and technologies from its subsidiaries to the Company, and sell its subsidiaries with their accumulated losses to Mr. Elimelech; the effective date of the transactions was January 1, 2013. Simultaneously with the sale of subsidiaries, the Company acquired an additional 7.5% interest in Meizam Investments, which then became a wholly owned and the only subsidiary of the Company (the effective date of this transaction is also January 1, 2013).

NOTE 13 – RESTATEMENT

The Company restated its financial statements for the three months and nine months ended September 30, 2012, to give retrospective effect to the amendments described below:

			For the Three Months Ended			For the Nine Months Ended
			September 30, 2012			September 30, 2012
	Note		As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
			2012	2012	2012	2012	2012	2012
Revenues:
Government grants			$—	$—	$—	$—	$—	$—
Consulting income	(a	)	12,158	62,350	74,508	88,404	62,350	150,754
Total revenue			12,158	62,350	74,508	88,404	62,350	150,754

Operating expenses:
General and administrative	(b	)	(33,907)	(2,047,722)	(2,081,629)	(155,660)	(2,376,886)	(2,532,546)
Research and development	(b	)	(107,270)	72,560	(34,710)	(452,043)	396,684	(55,359)
Loss on disposal of associate			—	—	—	—	—	—
Impairment of goodwill			—	—	—	—	—	—
Impairment loss			—	—	—	—	—	—
Other income, net	(c	)	610,396	(453,254)	157,142	610,396	(453,254)	157,142
Total operating income (expenses)			469,219	(2,428,416)	(1,959,197)	2,693	(2,433,456)	(2,430,763)

Operating (loss)			481,377	(2,366,066)	(1,884,689)	91,097	(2,371,106)	(2,280,009)

Financial income (expenses),net	(d	)	22,379	32,265	(9,886)	(3,506)	(32,265)	(35,771)

Net profit (loss), including non-controlling interests			503,756	(2,398,331)	(1,894,575)	87,591	(2,403,371)	(2,315,780)
Attributable to non-controlling interest	(e	)	66,842	(57,170)	9,672	2,809	(9,842)	(7,033)

		For the Three Months Ended			For the Nine Months Ended
		September 30, 2012			September 30, 2012
	Note	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
		2012	2012	2012	2012	2012	2012

Net profit (loss) attributable to Andain, Inc		$436,914	$(2,341,161)	$(1,904,247)	$84,782	$(2,393,529)	$(2,308,747)

Loss per share (basic and diluted): Net loss attributable to Andain, Inc		$0.015		$(0.07)	$(0.003)		$(0.10)

Weighted average number of shares outstanding		27,438,650		28,122,286	23,905,304		24,085,891

(a) Consulting income: The Company had total consulting revenue of $74,508 and $150,754 for the three and nine months periods ended September 30, 2012. The Company previously recorded consulting income in the amount of $12,158 and $88,404 for the three and nine months periods ended September 30, 2012, due to an error in accounting.

(b) General and administrative expenses, and research and development expenses: The Company reclassified research and development expenses to general and administrative expenses due to an error in accounting. The OCS agreement has expired and not renewed and the company stopped employing sub-contractors funded by government grants, therefore most of the expenses of the company are related to general and administrative expenses. The Company had total research and development expenses of $34,710 and $55,359 for the three and nine months ended September 30, 2012. On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Sam Elimelech, Gai Mar-Chaim and Eran Elimelech, under which they purchased from the Company 38,000,000 restricted shares of common stock at its par value for a total consideration of $38,000 ($0.001 par value per share). The company recorded stock based compensation valued at $1,862,000, the difference between the shares market price on July 29, 2012 and the consideration of $38,000.

(c) Other income, net: The Company recorded a sum of $610,396 that consisted of $504,000 forgiveness of debt to stockholders and $106,396 of forgiveness of debt trade payables. The amount of $504,000 was restated and classified as additional paid-in capital and the amount of the forgiveness of payables was updated to $157,142 for the three and nine months ended September 30, 2012.

(d) Financial income (expenses), net: The Company restated its financial income (expenses) for the three and nine months ended September 30, 2012 due to an error in accounting.

(e) Non-controlling interest: The Company restated its non-controlling interest balance and accumulated deficit for the three and nine months ended September 30, 2012 due to an error in accounting.

		September 30, 2012
	Note	As Previously Reported	Prior Period Adjustments	As Restated
Cash and cash equivalents	1	$2,207	$(2,207)	$—

Accounts receivable	1	973,912	(485,296)	488,616

Property ,plant and equipment	1	24,007	(334)	23,673

Intangible assets	2	20,168	(20,168)	—

Short term bank credits	1	(788)	634	(154)

Accounts payable and accrued expenses	1	(994,136)	290,433	(703,703)

Long term liabilities	3,1	(247,147)	88,899	(158,248)

Non-controlling interest	4	115,502	153,841	269,343

Common stock	5	(65,334)	8,630	(56,704)

Additional paid in capital	1,5,6,8	(4,036,155)	(2,390,564)	(6,426,719)

Accumulated other comprehensive loss	1	78,145	134,327	212,472

Accumulated deficit during development stage	2,6,7,8	$4,129,619	$2,221,805	$6,351,424

		Nine Months Ended September 30,
		2012	2012	2012
	Note	As Previously Reported	Prior Period Adjustments	As Restated
Cash flows from operating activities:
Net loss attributable to Andain Inc.	2,3,4,6,7	$84,782	$(2,393,529)	$(2,308,747)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	1	9,532	1,893	11,425
Loss from acquisition of subsidiary	—	—	—
Impairment of goodwill	—	—	—
Impairment of loan	—	—	—
Minority interest	4	2,809	(11,135)	(8,326)
Loss from equity-accounted investee	—	—
Shares issued for professional services	8	143,236	435,928	579,164

		Nine Months Ended September 30,
		2012	2012	2012
	Note	As Previously Reported	Prior Period Adjustments	As Restated
Stock based compensation to key management	6	—	1,862,000	1,862,000
Contribution of services from shareholders	9	—	504,000	504,000
Impairment of intangible assets	2	—	20,649	20,649
Changes in operating assets and liabilities:
Accounts payable	1	(672,494)	163,680	(508,814)
Accounts receivable	1	163,181	(139,912)	23,269
Related parties	1	270,000	(521,428)	(251,428)
Net cash (used in) operating activities		1,046	(77,854)	(76,808)
Cash flows from investing activities:
Purchase of equipment	11	(480)	480	—
Acquisition of subsidiary		—	—
Net cash (used in) investing activities		(480)	480	—

Cash flows from financing activities:
Proceeds from increase in bank overdrafts	1	—	153	153
Proceeds from stock issued for cash	1	—	289,178	289,178
Proceeds from other loans		—	—	—
Loan from majority stockholder		—	—	—
Loans from key management personnel		—	—	—
Net cash provided by financing activities		—	289,331	289,331

Increase (decrease) in cash and cash equivalents		566	211,957	212,523

Cash and cash equivalents, beginning of period		872	—	872

Effects of exchange rate changes on balance of cash held in foreign currencies	10	(19)	(213,376)	(213,395)

Cash and cash equivalents, end of period		$1,419	$(1,419)	—

Non-cash investing and financing activities:

Issuance of common stock for payment of legal fee and various other services	11	$58,000	$(58,000)	$—

Issuance of common stock for payment of services of transfer agent	11	$24,638	$(24,638)	$—

(1) Reclassified.

(2) Patents in the amount of $20,168 were written off.

(3) Restatement in the amount of $54,990. Expenses that were erroneously recorded.

(4) The Company determined that its non-controlling interest balance and accumulated deficit during the development stage were overstated by $153,841 due to an error in accounting.

(5) As of January 1, 2012, the Company restated various stock based compensation transactions recorded during 2011.

(6) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Sam Elimelech,Gai Mar-Chaim and Eran Elimelech. Under this agreement, they purchased from the Company 38,000,000 restricted shares of common stock at its par value for a total consideration of $38,000 ($0.001 par value per share). The company recorded stock based compensation valued at $1,862,000, the difference between the shares market price on July 29, 2012 and the consideration of $38,000.

(7) Revenues in the amount of $65,972 were erroneously cancelled due to an error in accounting.

(8) Stock based compensation was misstated due to an error in accounting.

(9) Contribution of services from shareholders was recorded as income due to an error in accounting.

(10) Effects of exchange rate changes on balance of cash held in foreign currencies were misstated due to an error in accounting.

(11) Error in accounting.

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

Overview.

(a) General Discussion.

The Company is involved in the biotech and medical fields, specializing in identifying technical innovations and providing a unique incubator/accelerator development and industrial platform. The company also offers technical know-how and business strategy expertise to commercialize new technologies into products. The Company’s main efforts are to optimize development, engineering for production, regulation, pre-clinical and clinical trials and market penetration, respectfully, to each of its products. The Company is constantly working to enhance its products by new synergetic novel technologies keeping each of its products advantageous in its market.

The Company recorded income from grants from the government’s Office of the Chief Scientist (“OCS”) during the years 2009 to 2011. In January 2012, the Company’s board of directors decided not to extend the agreement period with the OCS beyond the initial 3 years term. The Company will continue for the next 3 years to maintain all guidelines to the projects funded by the OCS. Therefore the company is not expected to receive additional government grants based on the previous OCS agreement.

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

• Targeted drug delivery nano-particles

• Stem cell therapy

• Ultasonic catheter for brain cancer therapy

• Peptide booster for anti-wrinkle cosmeceuticals

Miniature Disposable Insulin Pump.

The Company has developed a miniature insulin pump with ultra slim, small 'Band-Aid' patch size, fully disposable, water proof, fully programmable characteristics, designed to treat Type I and Type II diabetes for a full week. The pump's dimensions 49mm diameter, by less than 7 mm thick with 6CC (600 units) insulin, make it very comfortable and almost unnoticeable to wear. Its ultra-low cost makes it an affordable yet clinically superior replacement for pen injector products. Smart on-line monitoring provides a real-time alert for occlusions and leakages. The Company’s main challenge was to achieve production price capable to compete with the low price of the insulin pen syringe injection for diabetic type II. The Company’s detailed market survey showed a significant advantage of such a product in the market, providing the size and price comfort, yet accurate as the expensive top of the line insulin pumps and preventing any hyper or hypo life threatening situations to the patient (stable blood glucose level superior to the syringe use).

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

Stem Cell Therapy.

The Company has developed the stem-cell technology and product line, conducted animal tests and successfully built massive intellectual properties without the need to separate and transfer the activity into owned subsidiary. Therefore the Company decided to postpone its intention as planed to establish in the second quarter of 2012 a new company to accommodate all assets and operations of the new technology and development of the project. The Company will revisit the need to transfer this activity to a separate subsidiary during the next two quarters.

Results of Operations.

(a) Total Revenue.

The Company had total revenue of $74,058 for the three months ended September 30, 2012 compared to $271,859 for the three months ended September 30, 2011, a decrease of $197,801 or approximately 72%. The Company had total revenue of $150,754 for the nine months ended September 30, 2012 compared to $421,291 for the Nine months ended September 30, 2011, a decrease of $270,537 or approximately 64%. The decrease in revenues is attributed mainly to decrease in government grants. In January 2012, the Company’s board of directors decided not to extend the agreement period with the OCS beyond the initial 3 years term, therefore the company is not expected to receive additional government grants based on the previous OCS agreement.

The Company had total revenue of $1,217,778 for the period of June 23, 2004 (date of inception) through September 30, 2012.

(b) General and Administrative Expenses.

The Company had general and administrative expenses of $2,081,629 for the three months ended September 30, 2012 compared to $311,047 for the three months ended September 30, 2011, an increase of $1,770,882 or approximately 569%. The Company had general and administrative expenses of $2,532,546 for the nine months ended September 30, 2012 compared to $765,468 for the nine months ended September 30, 2011, a increase of $1,767,078 or approximately 231%. The increase in general and administrative costs was mainly due to stock based compensation of $1,862,000 to key management in 2012 as compared to no stock based compensation to key management in 2011.

The Company had general and administrative expenses of $6,762,646 for the period of June 23, 2004 (date of inception) through September 30, 2012.

(c) Research and Development Expenses.

The Company had research and development expenses of $34,710 for the three months ended September 30, 2012 compared to $220,388 for the three months ended September 30, 2011, a decrease of $185,678 or approximately 84%. The Company had research and development expenses of $55,359 for the nine months ended September 30, 2012 compared to $223,878 for the nine months ended September 30, 2011, a decrease of $168,519 or approximately 75%. The decrease in research and development was because the Company stopped employing sub-contractors funded by government grants.

The Company had research and development expenses of $391,287 for the period of June 23, 2004 (date of inception) through September 30, 2012.

(d) Net Profit (Loss).

The Company had a net loss of $1,904,247 for the three months ended September 30, 2012 compared to a net loss of $417,011 for the three months ended September 30, 2011, an increase of $1,487,236 or approximately 357%. The Company had a net loss of $2,308,747 for the nine months ended September 30, 2012 compared to a net loss of $722,881 for the nine months ended September 30, 2011, an increase of $1,585,866 or approximately 219%. These changes from period to period are the result of the Company’s accelerated development and engineering for production of our disposable insulin pump.

The Company had a net loss of $6,351,424 for the period of June 23, 2004 (date of inception) through September 30, 2012.

Operating Activities.

Net cash used in operating activities was $76,808 for the nine months ended September 30, 2012 compared to net cash used in operating activities of $448,770 for the nine months ended September 30, 2011, a decrease of $371,962 or approximately 83%. This change is attributed mainly to decrease of payment for professional services of technological and management consultants.

The net cash used in operating activities was $550,118 for the period of June 23, 2004 (date of inception) through September 30, 2012.

Investing Activities.

Net cash used in investing activities was $0 for the nine months ended September 30, 2012 compared to $952 for the nine months ended September 30, 2011.

Net cash used in investing activities was $669,699 for the period of June 23, 2004 (date of inception) through September 30, 2012.

Financing Activities.

The net cash provided by financing activities was $289,331 for the nine months ended September 30, 2012 compared to $445,334 for the nine months ended September 30, 2011, a decrease of $156,003 or approximately 35%. This decrease is attributed to decrease in share issuance for cash payments. The net cash provided by financing activities was $1,438,074 for the period of June 23, 2004 (date of inception) through September 30, 2012.

Liquidity and Capital Resources.

As of September 30, 2012, the Company had total current assets of $488,616 and total current liabilities of $703,857 resulting in a working capital deficit of $215,241. The cash and cash equivalents was $0 as of September 30, 2012 compared to $872 as of December 31, 2011, a decrease of $872.

The net cash provided by financing activities was $289,331 for the nine months ended September 30, 2012 compared to $445,334 for the nine months ended September 30, 2011, a decrease of $156,003 or approximately 35%. This decrease is attributed to decrease in share issuance for cash and for share-based payments. Overall, cash and cash equivalents for the nine months ended September 30, 2012 increased by $153. The net cash provided by financing activities was $1,438,074 for the period of June 23, 2004 (date of inception) through September 30, 2012.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the principal executive officer/principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the principal executive officer/principal financial officer concluded that, the Company's disclosure controls and procedures were not effective as of September 30, 2012. The material weaknesses relate to inadequate staffing within the Company’s accounting department, lack of consistent policies and procedures, and inadequate monitoring of controls, including the Company's lack of an audit committee.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set forth below, there were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2012 that were not previously reported in a filing:

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

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended September 30, 2012 that were not previously reported in a filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Corrections.

(a) It was reported in the Company’s last Form 10-Q that 600,000 restricted shares of common stock were issued to 1568934 Ontario Limited, a greater than 10% stockholder of the Company, located in Beverly Hills, California, on August 14, 2012 in connection with office space leased to the Company. These shares were actually issued on September 21, 2012.

(b) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Sam Elimelech, the Company’s President & CEO. Under this agreement, Sam Eliemelech purchased from the Company 18,000,000 restricted shares of common stock for a total consideration of $18,000 ($0.001 per share). These shares were actually issued on September 20, 2012.

(c) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Gai Mar-Chaim, the Company’s secretary/treasurer. Under this agreement, Mr. Mar-Chaim purchased from the Company 18,000,000 restricted shares of common stock for a total consideration of $18,000 ($0.001 per share). These shares were actually issued on September 20, 2012.

(d) On July 29, 2012, the Company entered into a Regulation S Stock Purchase Agreement with Eran Elimelech, son of Sam Elimelech (the Company’s president) but not living in the same household. Under this agreement, Eran Elimelech purchased from the Company 2,000,000 restricted shares of common stock for a total consideration of $2,000 ($0.001 per share). Sam Elimelech disclaims any beneficial ownership of these shares. These shares were actually issued on September 20, 2012.

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

Andain, Inc.

Date: June 10, 2013	By:	/s/ Sam Shlomo Elimelech
San Shlomo Elimelech, President principal executive officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

4.1	Option issued to 1568934 Ontario Limited by the Company, dated January 14, 2011 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on March 29, 2011).

4.2	Employee Stock Option Plan, dated January 15, 2011 (incorporated by reference to Exhibit 4.2 of the Form 10-Q filed on November 21, 2011).

4.3	Stock Option Grant to Sam Elimelech, dated January 20, 2011 (incorporated by reference to Exhibit 4.3 of the Form 10-Q filed on November 21, 2011).

4.4	Stock Option Grant to Gai Mar-Chaim, dated January 20, 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-Q filed on November 21, 2011).

4.5	2011 Stock and Option Plan, dated July 26, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on July 26, 2011).

10.1	Affiliation Agreement between the Impact Active Team Ltd. and P.O.C. High-Tech (1992) Ltd. Corporation, dated June 23, 2004 (incorporated by reference to Exhibit 10.8 of the Form SB-2 filed on February 13, 2007).

10.2	Consulting Agreement between the Company and Dr. Leonid Lurya, dated May 16, 2006 (incorporated by reference to Exhibit 10.2 of the Form 10-K filed on December 30, 2010).

10.3	Share Purchase Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (not including Schedule 1, Disclosure Schedule) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 5, 2006).

10.4	Technology Purchase Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 5, 2006).

10.5	Finder’s Fee Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on July 5, 2006).
37

10.6	Consulting Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 5, 2006).

10.7	Business Development Services Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on July 5, 2006).

10.8	Employment Agreement between the Company and Sam Elimelech, dated July 3, 2006 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on July 5, 2006).

10.9	Employment Agreement between the Company and Gai Mar-Chaim, dated July 3, 2006 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on July 5, 2006).

10.10	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 19, 2006 (incorporated by reference to Exhibit 10.11 of the Form 10-K/A filed on February 7, 2011).

10.11	Consulting Agreement between the Company and Meizam - Advanced Enterprise Center Arad Ltd., dated October 25, 2006 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on December 30, 2010).

10.12	Employment Agreement between the Company and Sam Elimelech, dated January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 29, 2011).

10.13	Employment Agreement between the Company and Gai Mar-Chaim, dated January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on March 29, 2011).

10.14	Regulation S Stock Purchase Agreement between the Company and Sam Elimelech, dated January 5, 2011 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on March 29, 2011).

10.15	Regulation S Stock Purchase Agreement between the Company and Gai Mar-Chaim, dated January 5, 2011 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on March 29, 2011).

10.16	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated January 14, 2011 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on March 29, 2011).
38

10.17	Stock Purchase Agreement between the Company and Meizam Arad Investments Ltd., dated January 31, 2011 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on March 29, 2011).

10.18	Stock Purchase Agreement between Meizam – Advanced Enterprise Center Arad Ltd and Meizam Arad Investments Ltd., dated January 31, 2011 (incorporated by reference to Exhibit 10.8 of the Form 8-K filed on March 29, 2011).

10.19	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated May 24, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on July 19, 2011) (excluding Schedules 2.4, 2.7, and 2.10).

10.20	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 29, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on August 16, 2011) (excluding Schedules 2.4, 2.7, and 2.10).

10.21	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated December 26, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on February 6, 2012) (including Schedule 1.4 (Option to Purchase Shares of Common Stock) and Schedule 2.4 (Litigation); excluding Schedule 2.7).

10.22	Corporate Office Services Agreement between the Company and 1568934 Ontario Limited, dated January 5, 2012 (incorporated by reference to Exhibit 10.22 of the Form 10-Q filed on August 29, 2012).

10.23	Regulation S Stock Purchase Agreement between the Company and Eran Elimelech, dated July 29, 2012 (incorporated by reference to Exhibit 10.23 of the Form 10-Q filed on August 29, 2012).

10.24	Regulation S Stock Purchase Agreement between the Company and Sam Elimelech, dated July 29, 2012 (incorporated by reference to Exhibit 10.24 of the Form 10-Q filed on November 19, 2012).

10.25	Regulation S Stock Purchase Agreement between the Company and Gai Mar-Chaim, dated July 29, 2012 (incorporated by reference to Exhibit 10.25 of the Form 10-Q filed on November 19, 2012).

10.26	Acquisition Agreement between Meizam – Advanced Enterprise Center Arad Ltd. and Meizam Arad Investments Ltd. (Gaia Med Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.26 of the Form 10-Q filed on May 20, 2013).
39

10.27	Acquisition Agreement between Meizam – Advanced Enterprise Center Arad Ltd. and Meizam Arad Investments Ltd. (TPDS Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.27 of the Form 10-Q filed on May 20, 2013).

10.28	Acquisition Agreement between Meizam – Advanced Enterprise Center Arad Ltd. and the Company (TPDS Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.28 of the Form 10-Q filed on May 20, 2013).

10.29	Acquisition Agreement between Meizam – Advanced Enterprise Center Arad Ltd. and the Company (Impact Active Team Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.29 of the Form 10-Q filed on May 20, 2013).

10.30	Acquisition Agreement between Sam Shlomo Elimelech and the Company (Meizam – Advanced Enterprise Center Arad Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.30 of the Form 10-Q filed on May 20, 2013).

10.31	Acquisition Agreement between the Company and Gai Mar-Chaim (Meizam Arad Investments Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.31 of the Form 10-Q filed on May 20, 2013).

10.32	Acquisition Agreement between the Company and Sam Shlomo Elimelech (Meizam Arad Investments Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.32 of the Form 10-Q filed on May 20, 2013).

10.33	Acquisition Agreement between Sam Shlomo Elimelech and Meizam Arad Investments Ltd. (Meizam – Advanced Enterprise Center Arad Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.33 of the Form 10-Q filed on May 20, 2013).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on July 24, 2012).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-K filed on April 16, 2012).

23.1	Consent of Dov Weinstein & Co. C.P.A. (Isr) (incorporated by reference to Exhibit 23.1 of the Form 10-K filed on May 13, 2013).
40

23.2	Consent of Yarel + Partners, CPA (incorporated by reference to Exhibit 23.2 of the Form 10-K filed on May 13, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).

101	Interactive Data File (filed herewith).

41