Form 10-Q
period 2013-06-30
ANDAIN, INC.
filed 2013-08-19
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ] .

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [x].

As of June 30, 2013, the Company had 85,115,242 shares of common stock issued and outstanding.

Table of Contents	-1-

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012	3
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012 AND PERIOD OF INCEPTION THROUGH JUNE 30, 2013	4
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012 AND PERIOD OF INCEPTION THROUGH JUNE 30, 2013	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4. CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION	22
ITEM 1. LEGAL PROCEEDINGS	22
ITEM 1A. RISK FACTORS	22
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	23
ITEM 4. MINE SAFETY DISCLOSURES	23
ITEM 5. OTHER INFORMATION	23
ITEM 6. EXHIBITS	23
SIGNATURE	24

Table of Contents	-2-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Related party receivables	$95,767	66,467
Accounts receivable	13,250	432,782
Total current assets	109,017	499,249

Long-term assets:
Related party	384,595	—
Property, plant and equipment, net	—	24,808

Total assets	$493,613	524,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Credit from banks	$—	$3,449
Accounts payable and accrued expenses	297,146	697,164
Total current liabilities	297,146	700,613

Long-term liabilities:
Key management	362,150	166,904
Long-term shareholder loans	127,000	127,000
Total liabilities	786,297	994,517

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 85,115,242 shares issued and outstanding at June 30, 2013 and 56,704,928 at December 31, 2012	84,840	56,704
Additional paid-in capital	6,895,798	6,475,002
Accumulated deficit during development stage	(7,214,432)	(6,547,265)
Accumulated other comprehensive income (loss)	(58,890)	(189,483)
Total Andain, Inc.’s stockholders’ deficit	(292,684)	(205,042)
Non-controlling interest	—	(265,418)

Total stockholders’ deficit	(292,684)	(470,460)

Total liabilities and stockholders’ deficit	$493,613	$524,057

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	-3-

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. Dollars)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,		Period from July 23, 2004 (Date of Inception) Through June 30,
	2013	2012	2013	2012	2013
Revenues:
Government grants	$—	$—	$—	$—	$682,690
Consulting income	63,767	76,246	30,872	31,597	629,399
Total revenue	63,767	76,246	30,872	31,597	1,312,089
Operating expenses:
General and administrative	(247,593)	(113,949)	(97,143)	(35,923)	(7,348,040)
Research and development	(463,332)	(352,576)	(463,332)	(65,376)	(854,619)
Loss on disposal of associate	—	—	—	—	(135,424)
Impairment of goodwill	—	—	—	—	(412,699)
Impairment loss	—	—	—	—	(177,729)
Other income, net	—	—	—	—	251,175
Total operating expenses	(710,925)	(466,525)	(560,475)	(101,299)	(8,677,336)
Operating loss	(647,158)	(390,279)	(529,603)	(69,702)	(7,365,247)
Financial income, net	(20,009)	(25,885)	—	—	22,225
Net loss, including non-controlling interests	(667,167)	(416,164)	(549,612)	(112,077)	(7,350,280)
Less: Net attributable to non-controlling interest	—	64,032	—	19,072	128,590
Net loss	$(667,167)	$(352,132)	$(549,612)	$(93,005)	$(7,221,690)

Loss per share – basic and diluted:
Net loss attributable to Andain Inc.	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	85,080,250	22,235,353	85,115,242	22,376,474

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	-4-

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

(Unaudited)

	Six Months Ended June 30,		Period from July 23, 2004 (Date of Inception) Through June 30,
	2013	2012	2013
Cash flows from operating activities:
Net (loss) attributable to Andain Inc.	$(667,167)	$(352,132)	$(7,331,987)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	—	7,804	50,915
Loss from acquisition of subsidiary	—	—	135,424
Impairment of goodwill	—	—	337,685
Impairment of loan	—	—	177,729
Minority interest	—	117,369	(128,286)
Shares issued for professional services	93,782	—	1,358,463
Stock based compensation to key management	193,120	—	2,055,120
Contribution of services from shareholders	60,000	105,236	572,982
Changes in foreign exchange rates	(51.825)	—	(248,014)
Impairment of intangible assets	—	—	20,649
Changes in operating assets and liabilities:
Accounts payable	(39,782)	(42,767)	643,060
Accounts receivable	(90,090)	(2,589)	(604,674)
Accrued compensation	180,000	180,000	2,442,693
Net cash provided by (used in) operating activities	(321,962)	12,921	(338,331)

Cash flows from investing activities:
Purchase of equipment	—	—	(70,548)
Acquisition of patent	—	—	(20,649)
Acquisition of subsidiary	—	—	(461,752)
Net cash used in investing activities	—	—	(552,949)

Cash flows from financing activities:
Proceeds from increase in bank overdrafts	—	—	3,448
Proceeds from stock issued for cash	180,000	—	1,038,978
Proceeds from other loans	—	—	(59,510)
Loan from majority stockholder	(50,000)	—	(65,754)
Loans from key management personnel	182,442	—	(36,325)
Net cash provided by financing activities	312,442	—	880,837

Table of Contents	-5-

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

(Unaudited)

(continued)

	Six Months Ended June 30,		Period from July 23, 2004 (Date of Inception) Through June 30,
	2013	2012	2013

Increase (decrease) in cash and cash equivalents	—	12,921	(923)
Cash and cash equivalents, beginning of period	—	872	—
Effects of exchange rate changes on balance of cash held in foreign currencies	—	475	923

Cash and cash equivalents, end of period	$—	$14,268	$—

Non-cash investing and financing activities:
Issuance of common stock for purchase of intellectual property	$—	$—	$4,500
Issuance of common stock for purchase of subsidiary	$—	$—	$2,500
Issuance of common stock to directors in exchange for a loan	$—	$—	$—
Subsidiaries sold to stockholder:
Working capital deficiency, excluding cash and cash equivalents	$(70,786)	$—	$(70,786)
Property and equipment, net	24,808	—	24,808
Non-controlling interest	256,890	—	256,890
Accumulated other comprehensive loss	159,614	—	159,614
Profit from transactions with shareholder – recorded to additional paid in capital	(370,526)	—	(370,526)
	$—	$—	$—
Additional acquisition of control in Meizam Arad Investments Ltd.:
Non-controlling interest	$(8,528)	$—	$(8,528)
Loss from transactions with shareholder recorded to additional paid in capital	8,528	—	8,528
	$—	$—	$—
Additional information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest expense	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	-6-

ANDAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012, AND

PERIOD OF JULY 23, 2004 (DATE OF INCEPTION) THROUGH JUNE 30, 2013

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

On May 14, 2013, the Company’s board of directors (with Sam Shlomo Elimelech, a director, recusing himself) decided to simplify the Company’s corporate structure by transferring all assets and technologies from its subsidiaries to the Company, and sell its subsidiaries with their accumulated losses to Mr. Elimelech, the Company’s president and CEO; the effective date of the transactions is January 1, 2013. Accordingly, the Company sold all its holdings in: Impact Active Team Ltd., TPDS Ltd., Meizam – Advanced Enterprise Center Arad Ltd., and Gaia Med Ltd. to Mr. Elimelech. Simultaneously with the sale of subsidiaries, the Company acquired an additional 7.5% interest in Meizam Arad Investments Ltd., which then became a wholly owned and the only subsidiary of the Company (the effective date of this transaction is also January 1, 2013).

On April 29, 2013 the Company entered into a Regulation S Stock Purchase Agreement with 1568934 Ontario Limited. Under this agreement, the purchaser purchased from the Company 21,316,000 restricted shares of common stock for a total consideration of $180,000. These shares were issued on June 27, 2013.

For the calendar year of 2013 the Company continues to use offices provided by 1568934 Ontario Limited, an affiliate of the Company, located in Beverly Hills, California. This office space is approximately 1,000 square feet; the Company pays 50,000 shares of restricted common stock each month for rent, electricity, telephones, and other expenses of the office. The Company is under an annual renewable lease of these offices. On June 27, 2013, the Company issued 600,000 restricted shares of common stock to 1568934 Ontario Limited under this arrangement as rent payment for the 2013 calendar year

On June 30, 2012, the Company’s board of directors agreed to re-issue restricted shares of common stock, which were issued previously based on agreements and board resolutions, and were returned to the Company’s treasury due to issuance errors:

• 2,720,000 shares to Sam Elimelech, the Company's President & CEO;

• 2,720,000 shares to Gai Mar-Chaim, the Company's Secretary & Treasurer;

Table of Contents	-7-

• 86,667 shares to Globex Transfer (the former transfer agent for the Company); and

• 122,648 shares to several consultants and shareholders.

On June 30, 2013, the Company took the following actions with regard to cancellation of certain shares of common stock:

• 1,500,000 shares to Otzarot Tarshish Nechasim Vehashkaott Ltd that were issued as a share-based payment for financial consulting services, but remained at the Company's treasury since these services have not been provided.

• 1,500,000 shares to Amir Uziel Economic Consultant Ltd., which were issued as a share-based payment for financial consulting services, but remained at the Company's treasury since these services have not been provided.

• 375,000 shares to AID Capital, which were issued as a share-based payment for financial consulting services, but these services have not been provided.

• 55,000 shares of common stock, which were issued based on Regulation S subscription agreements to private investors who did not remit the payment for these shares.

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

Table of Contents	-8-

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

New Israeli Shekel (“NIS”) amounts as of June 30, 2013 have been translated into U.S. Dollars at the representative rate of exchange on June 30, 2013 (USD 1 = NIS 3.648).

Consolidation Principles.

The consolidated financial statements of the Company include the accounts of the Company, and all entities in which a direct or indirect controlling interest exists through voting rights or qualifying variable interests. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Table of Contents	-9-

Recently Issued Accounting Pronouncements.

1. ASC Topic 220, "Comprehensive Income"

Effective January 1, 2013, the Company adopted Accounting Standard Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income.

According to ASU 2013-02, significant items that are required under U.S. GAAP to be reclassified to net income in their entirety shall be presented by the respective line items of net income either on the face of the financial statements or in the footnotes. Items that are not required under U.S. GAAP to be reclassified to net income in their entirety, will be required to be cross-referenced to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The standard became effective, prospectively, for interim and annual periods beginning after December 15, 2012.

The adoption of ASU 2013-02 did not have a material impact on the financial position or results of operations of the Company.

2. ASC Topic 210, “Balance Sheet”

Effective January 1, 2013, the Company adopted ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement.

The amended guidance became effective, in a retrospective manner to all comparative periods presented, for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

The adoption of ASU 2011-11 did not have a material impact on the financial position or results of operations of the Company.

NOTE 4 – EVENTS DURING THE REPORTED PERIOD

A. On May 14, 2013, the Company’s board of directors (with Sam Shlomo Elimelech, a director, recusing himself) decided to simplify the Company’s corporate structure by transferring all assets and technologies from its subsidiaries to the Company, and sell its subsidiaries with their accumulated losses to Mr. Elimelech, the Company’s president and CEO; the effective date of the transactions is January 1, 2013. Accordingly, the Company sold all its holdings in: Impact Active Team Ltd., TPDS Ltd., Meizam – Advanced Enterprise Center Arad Ltd., and Gaia Med Ltd. to Mr. Elimelech. Simultaneously with the sale of subsidiaries, the Company acquired an additional 7.5% interest in Meizam Arad Investments Ltd., which then became a wholly owned and the only subsidiary of the Company (the effective date of this transaction is also January 1, 2013).

Table of Contents	-10-

These transactions are set forth below:

• On May 15, 2013, the Company’s subsidiary Meizam Arad Investments Ltd. (“Meizam Investments”) entered into an Acquisition Agreement with Meizam – Advanced Enterprise Center Arad Ltd. (“Meizam Arad”) to sell all of the shares of common stock held by Meizam Investments of the subsidiary Gaia-Med Ltd. to Meizam Arad. See Exhibit 10.26.

• On May 15, 2013, the Company’s subsidiary Meizam Investments entered into an Acquisition Agreement with Meizam Arad to sell all of the shares of common stock held by Meizam Investments of the subsidiary TPDS Ltd. to Meizam Arad. See Exhibit 10.27.

• On May 15, 2013, the Company entered into an Acquisition Agreement with Meizam Arad to sell all of the shares of common stock held by the Company of the subsidiary TPDS Ltd. to Meizam Arad. See Exhibit 10.28.

• On May 15, 2013, the Company entered into an Acquisition Agreement with Meizam Arad to sell all of the shares held by the Company of its subsidiary Impact Active Team Ltd. (“Impact Active”) to Meizam Arad. See Exhibit 10.29

• On May 15, 2013, the Company entered into an Acquisition Agreement with Mr. Elimelech to sell all of the shares of common stock held by the Company of its subsidiary Meizam Arad to Mr. Elimelech. See Exhibit 10.30.

• On May 15, 2013, the Company entered into an Acquisition Agreement with Mr. Mar-Chaim to sell all of the shares held by Mr. Mar-Chaim in the Company’s subsidiary Meizam Investments to the Company. See Exhibit 10.31.

• On May 15, 2013, the Company entered into an Acquisition Agreement with Mr. Elimelech to sell all of the shares held by Mr. Elimelech of its subsidiary Meizam Investments to the Company. See Exhibit 10.32.

• On May 15, 2013, the Company’s subsidiary Meizam Investments entered into an Acquisition Agreement with Mr. Elimelech to sell all of the shares held by Meizam Investments of the Company’s subsidiary Meizam Arad to Mr. Elimelech. See Exhibit 10.33

Working capital deficiency, excluding cash and cash equivalents	$(70,786)
Property and equipment, net	24,808
Non-controlling interest	256,890
Accumulated other comprehensive (loss)	159,614
Profit from transactions with stockholder – recorded to additional paid in capital	(370,526)
$—

B. Simultaneously with the sale of subsidiaries, the Company acquired additional 7.5% in Meizam Arad Investments Ltd. for no additional cost from Mr. Elimelech. Meizam Arad Investments Ltd. became a wholly owned and the only subsidiary of the Company. The transaction was recorded to additional paid in capital, being a transaction with a stockholder. These transactions are set forth below:

• On May 15, 2013, the Company entered into an Acquisition Agreement with Mr. Mar-Chaim to sell all of the shares held by Mr. Mar-Chaim in the Company’s subsidiary Meizam Investments to the Company.

• On May 15, 2013, the Company entered into an Acquisition Agreement with Mr. Elimelech to sell all of the shares held by Mr. Elimelech of its subsidiary Meizam Investments to the Company.

Additional acquisition of control in Meizam Arad Investments Ltd.:
Non-controlling interest	$(8,528)
Loss from transactions with stockholder recorded to additional paid in capital	8,528
$—

Table of Contents	-11-

NOTE 5 – STOCKHOLDERS’ EQUITY

On January 28, 2013, the Company issued a total of 400,000 free trading shares of common stock under the 2011 Stock and Option Plan in connection with the conversion of accounts payables for services provided in exchange of short-term liabilities accrued in prior years in the amount of $47,164.

On February 13, 2013 the Company engaged in a financial public relations services agreement with Investor Communications Services (a division of A.I.D. Capital, LLC.). According to the agreement 375,000 shares were issued for services to be provided in the six months period ending June 30, 2013 valued at $15,000. The Company recorded stock based compensation in the amount of $15,000 for the three months ended March 31, 2013.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Balances and transactions between the Company and its subsidiaries, which are related parties of the Company, have been eliminated on consolidation and are not disclosed in this note. Details of transactions between the Group and other related parties are disclosed below.

The following entities have been identified as related parties of the Company as of March 31, 2013:

1568934 Ontario Limited	Greater than 10% stockholder
Sam Elimelech	Director and greater than 10% stockholder
Eran Elimelech	Son of Sam Elimelech
Gai Mar-Chaim	Director and greater than 10% stockholder
Meizam Arad Investments Ltd.	Wholly owned subsidiary
Impact Active Team Ltd.	Israeli company with common director
TPDS Ltd.	Israeli company with common director
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli company with common director
Gaia Med Ltd.	Israeli company with common director
P.O.C. Hi Tech Ltd.	Israeli company with common director

The following transactions were carried out with related parties:

	For the six months ended June 30,
	2013	2012
Income statements:
Directors’ remuneration	$180,000	$180,000
Stock based compensation	193,120	—

Balance sheets:
Related party receivable (payable) - P.O.C. Hi Tech Ltd.	63,767	66,467
Long term payables – key management personnel (1)	362,150	166,904
Long term stockholder loans	127,000	127,000

(1) The annual compensation to key management personnel is $360,000 per year. During 2012 the Company recorded forgiveness of loans from key management personnel in the amount of $512,982. The amount was recorded as an equity transaction.

Table of Contents	-12-

NOTE 7 – SUBSEQUENT EVENTS

On July 15, 2013, the Company accepted the resignation of Yarel + Partners, the independent registered public accounting firm who was previously engaged as the principal accountant to audit the Company’s financial statements. The decision to accept this resignation was approved by the Company’s Board of Directors.

Effective on August 5, 2013, the Company appointed Fahn Kanne & Co. Grant Thornton (Israel), the Israeli member firm of Grant Thornton International Ltd., as the Company’s new independent registered public accounting firm to audit the Company’s financial statements.

NOTE 8 – PRIOR PERIOD ADJUSTMENTS

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

Miniature Disposable Insulin Pump.

The Company is committed to develop a fully disposable miniature insulin pump, suitable for diabetics type I and type II as well, without any government grant, saving the need to pay future royalties. The Company’s main challenge was to achieve production cost capable of competing with the low price of the insulin pen syringe injector for diabetes type II. The Company’s detailed market survey showed a significant advantage of such a product in the market, providing the comfort of a “band aid” patch size product, accurate as the expensive insulin pumps and preventing any hyper or hypo life threatening situations to the patient (stable blood glucose level superior to the syringe use).

Table of Contents	-14-

The Company’s team developed successfully the technology of the Gemini, a fully disposable pump, and lab tested all regulatory aspects of the Gemini pump, ready for the clinical trials initial production batch. During the first quarter of 2013, the Company’s team focused on technology transfer for GMP/GLP production, and Helsinky approval for clinical trials.

The Company estimates that the Gemini's efforts of development, regulatory affairs and manufacturing in order to complete the required clinical trials, will require a budget of $750,000. In addition we estimate that $600,000 will be required to introduce the innovative pump to the market and to large distributors.

Nano-particles Targeted Drug Delivery Technology.

The Company is also committed to develop its nano-particle technology with the capacity to accommodate hydrophobic (repelling water based molecules), as well as hydrophilic (attracting water based molecules) properties. These developments enable the Company to carry out GSK RELENZA (zanamivir) drug for swine flu (H1N1) therapy. The Company’s lab results show very stable nano-particle with over a six months shelf life capable of carrying hydrophobic and hydrophilic molecules with a high drug load, providing exceptional drug delivery efficiency. During the first quarter of 2013, the Company’s team mapped all intellectual properties used in developing the multi-task nano-particles to secure in its intellectual properties.

The Company estimates that the additional development, regulatory affairs and manufacturing in order to complete all required clinical trials, will require a budget of $1,100,000.

Stem Cell Therapy for Muscular Injuries.

The Company has completed successful animal studies with positive results on limb therapy. The initial animal studies showed very promising rehabilitating results. Based on these results, the Company has modified and accelerated its development program with two pillar technologies with strong intellectual properties: (i) Direct a stem cell to a myogenic (muscle) cell without any spontaneous direction into unhealthy cells such as cancer tumors; and (ii) mass produce the directed myogenic cells for patient treatment. As part of the of the development phase, the Company has developed a “harvesting” procedure of human fat tissue from the patient as a row material for extracting the stem cells, diverting and directing them to muscle cells, and reproducing them for an effective treatment. Currently, the Company is developing the upscale production process for commercial use.

The Company estimates that the additional development, regulatory affairs and manufacturing in order to complete all required pre-clinical trials, will require a budget of $650,000.

(b) Operations.

Insulin Pumps.

The Company separates its Gemini pump development in any aspect from the development of its Gaia Med Diamond semi-disposable pump. The Company has successfully managed to develop Gaia-Med’s technology and intellectual properties secured by patents, and develop new, separate intellectual properties for the Gemini pump. During 2012 the Company further developed and enhanced the Gemini patents. Those enhancements will be filed in second half of 2013. The Company’s development success of new and separate technology that is not based or relates in any aspect on Gaia-Med’s technology precludes the Company and its technological industrial incubator from any royalties payment for the Gemini product line. The Company and its technology incubator also continue developing the semi-disposable Gaia-Med pump within its original program. Therefore, the Company intends to establish a new business unit to accommodate all assets and operations of the Gemini pump as soon as this pump is ready for clinical trials batch production.

Table of Contents	-15-

Nano-Particles.

The Company separates its new development in any aspect from previous development performed in its former subsidiary TPDS Ltd.

The Company has successfully managed to develop new technology and intellectual properties to be secured by new patents, for the multi-tasking nano-particles, to be filed in after the completion of the Company's next financing round. The Company’s development success of new and separate technology that is not based or relates in any aspect to TPDS’ technology precludes the Company and its technological industrial incubator from any royalties payment for this product line. Currently, the Company and its incubator halted development of TPDS technology, and now develop only its new technology. The Company will revisit the original TPDS development program during 2013, according to the pre-clinical results of the new technology and product.

With the next financing round the Company intends to establish a new business unit to accommodate all assets and operations of the new nano-particle technology and development.

Stem Cell Therapy.

The Company intends to establish a new business unit to accommodate all assets and operations of the new stem cell technology and development of the project as soon as the clinical trials commence.

Results of Operations.

(a) Total Revenue.

The Company had total revenue of $30,872 for the three months ended June 30, 2013 compared to $31,597 for the three months ended June 30, 2012, a decrease of $725 or approximately 2%. The Company had total revenue of $63,767 for the six months ended June 30, 2013 compared to $76,246 for the six months ended June 30, 2012, a decrease of $12,479 or approximately 16%. The decrease in total revenue resulted primarily from decrease in consulting revenue.

The Company had total revenue of $1,312,089 for the period of June 23, 2004 (date of inception) through June 30, 2013.

Table of Contents	-16-

(b) Research and development Expenses.

The Company had research and development expenses of $463,332 for the three months ended June 30, 2013 compared to $65,376 for the three months ended June 30, 2012, an increase of $397,956 or approximately 608%. The Company had research and development expenses of $463,332 for the six months ended June 30, 2013 compared to $352,576 for the six months ended June 30, 2012, an increase of $110,756 or approximately 31%. The increases in research and development expenses were mainly due to increase in technological consulting.

The Company had research and development expenses of $854,619 for the period of June 23, 2004 (date of inception) through June 30, 2013.

(c) General and Administrative Expenses.

The Company had general and administrative expenses of $97,143 for the three months ended June 30, 2013 compared to $35,923 for the three months ended June 30, 2012, an increase of $61,220 or approximately 170%. The Company had general and administrative expenses of $247,593 for the six months ended June 30, 2013 compared to $113,949 for the six months ended June 30, 2012, an increase of $133,644 or approximately 117%. The increases in general and administrative expenses were mainly due to increase in professional services.

The Company had general and administrative expenses of $7,348,040 for the period of June 23, 2004 (date of inception) through June 30, 2013.

(d) Net Profit (Loss).

The Company had a net loss of $549,612 for the three months ended June 30, 2013 compared to a net loss of $93,005 for the three months ended June 30, 2013, an increase of $456,607 or approximately 491%. The Company had a net loss of $667,167 for the six months ended June 30, 2013 compared to a net loss of $352,132 for the six months ended June 30, 2013, an increase of $315,035 or approximately 89%. The increases in net loss is the result primarily from the Company’s corporate restructuring.

The Company had a net loss of $7,221,690 for the period of June 23, 2004 (date of inception) through June 30, 2013.

Operating Activities.

Net cash used by operating activities was $321,962 for the six months ended June 30, 2013 compared to net cash provided by operating activities of $12,291 for the six months ended June 30, 2012, a change of $334,883. This change was the result of the increase in the net loss.

Table of Contents	-17-

The net cash used in operating activities was $338,331 for the period of June 23, 2004 (date of inception) through June 30, 2013.

Investing Activities.

Net cash used in investing activities was $0 for the six months ended June 30, 2013 compared to $0 for the six months ended June 30, 2013.

Net cash used in investing activities was $552,949 for the period of June 23, 2004 (date of inception) through June 30, 2013.

Liquidity and Capital Resources.

As of June 30, 2013, the Company had total current assets of $109,017 and total current liabilities of $297,146 resulting in a working capital deficit of $188,129. The cash and cash equivalents was $0 as of June 30, 2013 compared to $0 as of December 31, 2012.

The net cash provided by financing activities was $312,442 for the six months ended June 30, 2013 compared to net cash provided by financing activities of $0 for the six months ended June 30, 2012. This increase is attributed to share issuance for cash and loans from key management in the six months ended June 30, 2013. Net cash provided by financing activities was $880,837 for the period of inception of June 23, 2004 (date of inception) through June 30, 2013.

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

Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for the Company’s common stock will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of the Company’s planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

•	curtail operations significantly;
•	sell significant assets;
•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or
•	explore other strategic alternatives including a merger or sale of the Company.

Table of Contents	-18-

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

Table of Contents	-19-

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

Table of Contents	-20-

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

Table of Contents	-21-

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of the business. There are no material legal proceedings to report, except as outlined in the last Form 10-K. There are no changes to those legal proceedings as reported in that Form 10-K.

ITEM 1A. RISK FACTORS.

There have been no material changes in the risk factors as previously disclosed in response to Item 1A.of Part I of the Company’s latest Form 10-K.

Table of Contents	-22-

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2013 that were not previously reported by the Company.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended June 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent Events.

On July 15, 2013, the Company accepted the resignation of Yarel + Partners, the independent registered public accounting firm who was previously engaged as the principal accountant to audit the Company’s financial statements. The decision to accept this resignation was approved by the Company’s Board of Directors.

Effective on August 5, 2013, the Company appointed Fahn Kanne & Co. Grant Thornton (Israel), the Israeli member firm of Grant Thornton International Ltd., as the Company’s new independent registered public accounting firm to audit the Company’s financial statements.

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

Table of Contents	-23-

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).
3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).
4.1	Option issued to 1568934 Ontario Limited by the Company, dated January 14, 2011 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on March 29, 2011).
4.2	Employee Stock Option Plan, dated January 15, 2011 (incorporated by reference to Exhibit 4.2 of the Form 10-Q filed on November 21, 2011).
4.3	Stock Option Grant to Sam Elimelech, dated January 20, 2011 (incorporated by reference to Exhibit 4.3 of the Form 10-Q filed on November 21, 2011).
4.4	Stock Option Grant to Gai Mar-Chaim, dated January 20, 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-Q filed on November 21, 2011).
4.5	2011 Stock and Option Plan, dated July 26, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on July 26, 2011).
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

10.4	Technology Purchase Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 5, 2006).
10.5	Finder’s Fee Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on July 5, 2006).
10.6	Consulting Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 5, 2006).
10.7	Business Development Services Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on July 5, 2006).
10.8	Employment Agreement between the Company and Sam Elimelech, dated July 3, 2006 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on July 5, 2006).
10.9	Employment Agreement between the Company and Gai Mar-Chaim, dated July 3, 2006 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on July 5, 2006).
10.10	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 19, 2006 (incorporated by reference to Exhibit 10.11 of the Form 10-K/A filed on February 7, 2011).

Table of Contents	-24-

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

Table of Contents	-25-

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

10.34

Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated April 10, 2013 (including Schedule 1.3 (Option to Purchase of Shares of Common Stock)) (incorporated by reference to Exhibit 10 of the Form 8-K filed on June 21, 2013).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).
16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).
16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on July 24, 2012).
16.4	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 13, 2013).
21	Subsidiaries of the Company (filed herewith).
23.1	Consent of Dov Weinstein & Co. C.P.A. (Isr) (incorporated by reference to Exhibit 23.1 of the Form 10-K filed on May 13, 2013).
23.2	Consent of Yarel + Partners, CPA (incorporated by reference to Exhibit 23.2 of the Form 10-K filed on May 13, 2013).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).
32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).

Table of Contents	-26-

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andain, Inc.

Dated:	August 19, 2013	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President
(Principal Executive Officer)

-27-