Form 10-Q/A
period 2013-06-30
ANDAIN, INC.
filed 2013-08-28
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [x]

As of June 30, 2013, the Company had 85,115,242 shares of common stock issued and outstanding.

This Amendment to the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, originally filed with the Securities and Exchange Commission on August 19, 2012, is being filed solely for the following purposes: The furnishing of Interactive Data File disclosure as Exhibit 101 in accordance with Rule 405 of Regulation S-T (this Exhibit was not previously filed).

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

Andain, Inc.

Dated:	August 28, 2013	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President
(Principal Executive Officer)

EXHIBIT INDEX

Number Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).

3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).

4.1	Option issued to 1568934 Ontario Limited by the Company, dated January 14, 2011 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on March 29, 2011).

4.2	Employee Stock Option Plan, dated January 15, 2011 (incorporated by reference to Exhibit 4.2 of the Form 10-Q filed on November 21, 2011).

4.3	Stock Option Grant to Sam Elimelech, dated January 20, 2011 (incorporated by reference to Exhibit 4.3 of the Form 10-Q filed on November 21, 2011).

4.4	Stock Option Grant to Gai Mar-Chaim, dated January 20, 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-Q filed on November 21, 2011).

4.5	2011 Stock and Option Plan, dated July 26, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on July 26, 2011).

10.1	Affiliation Agreement between the Impact Active Team Ltd. and P.O.C. High-Tech (1992) Ltd. Corporation, dated June 23, 2004 (incorporated by reference to Exhibit 10.8 of the Form SB-2 filed on February 13, 2007).

10.2	Consulting Agreement between the Company and Dr. Leonid Lurya, dated May 16, 2006 (incorporated by reference to Exhibit 10.2 of the Form 10-K filed on December 30, 2010).

10.3	Share Purchase Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (not including Schedule 1, Disclosure Schedule) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 5, 2006).

10.4	Technology Purchase Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 5, 2006).

10.5	Finder’s Fee Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on July 5, 2006).

10.6	Consulting Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 5, 2006).

10.7	Business Development Services Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on July 5, 2006).

10.8	Employment Agreement between the Company and Sam Elimelech, dated July 3, 2006 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on July 5, 2006).

10.9	Employment Agreement between the Company and Gai Mar-Chaim, dated July 3, 2006 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on July 5, 2006).

10.10	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 19, 2006 (incorporated by reference to Exhibit 10.11 of the Form 10-K/A filed on February 7, 2011).

10.11	Consulting Agreement between the Company and Meizam - Advanced Enterprise Center Arad Ltd., dated October 25, 2006 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on December 30, 2010).

10.12	Employment Agreement between the Company and Sam Elimelech, dated January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 29, 2011).

10.13	Employment Agreement between the Company and Gai Mar-Chaim, dated January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on March 29, 2011).

10.14	Regulation S Stock Purchase Agreement between the Company and Sam Elimelech, dated January 5, 2011 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on March 29, 2011).

10.15	Regulation S Stock Purchase Agreement between the Company and Gai Mar-Chaim, dated January 5, 2011 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on March 29, 2011).

10.16	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated January 14, 2011 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on March 29, 2011).

10.17	Stock Purchase Agreement between the Company and Meizam Arad Investments Ltd., dated January 31, 2011 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on March 29, 2011).

10.18	Stock Purchase Agreement between Meizam – Advanced Enterprise Center Arad Ltd and Meizam Arad Investments Ltd., dated January 31, 2011 (incorporated by reference to Exhibit 10.8 of the Form 8-K filed on March 29, 2011).

10.19	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated May 24, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on July 19, 2011) (excluding Schedules 2.4, 2.7, and 2.10).

10.20	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 29, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on August 16, 2011) (excluding Schedules 2.4, 2.7, and 2.10).

10.21	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated December 26, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on February 6, 2012) (including Schedule 1.4 (Option to Purchase Shares of Common Stock) and Schedule 2.4 (Litigation); excluding Schedule 2.7).

10.22	Corporate Office Services Agreement between the Company and 1568934 Ontario Limited, dated January 5, 2012 (incorporated by reference to Exhibit 10.22 of the Form 10-Q filed on August 29, 2012).

10.23	Regulation S Stock Purchase Agreement between the Company and Eran Elimelech, dated July 29, 2012 (incorporated by reference to Exhibit 10.23 of the Form 10-Q filed on August 29, 2012).

10.24	Regulation S Stock Purchase Agreement between the Company and Sam Elimelech, dated July 29, 2012 ((incorporated by reference to Exhibit 10.24 of the Form 10-Q filed on November 19, 2012).

10.25	Regulation S Stock Purchase Agreement between the Company and Gai Mar-Chaim, dated July 29, 2012 ((incorporated by reference to Exhibit 10.25 of the Form 10-Q filed on November 19, 2012).

10.26	Acquisition Agreement between Meizam – Advanced Enterprise Center Arad Ltd. and Meizam Arad Investments Ltd. (Gaia Med Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.26 of the Form 10-Q filed on May 20, 2013).

10.27	Acquisition Agreement between Meizam – Advanced Enterprise Center Arad Ltd. and Meizam Arad Investments Ltd. (TPDS Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.27 of the Form 10-Q filed on May 20, 2013).

10.28	Acquisition Agreement between Meizam – Advanced Enterprise Center Arad Ltd. and the Company (TPDS Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.28 of the Form 10-Q filed on May 20, 2013).

10.29	Acquisition Agreement between Meizam – Advanced Enterprise Center Arad Ltd. and the Company (Impact Active Team Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.29 of the Form 10-Q filed on May 20, 2013).

10.30	Acquisition Agreement between Sam Shlomo Elimelech and the Company (Meizam – Advanced Enterprise Center Arad Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.30 of the Form 10-Q filed on May 20, 2013).

10.31	Acquisition Agreement between the Company and Gai Mar-Chaim (Meizam Arad Investments Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.31 of the Form 10-Q filed on May 20, 2013).

10.32	Acquisition Agreement between the Company and Sam Shlomo Elimelech (Meizam Arad Investments Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.32 of the Form 10-Q filed on May 20, 2013).

10.33	Acquisition Agreement between Sam Shlomo Elimelech and Meizam Arad Investments Ltd. (Meizam – Advanced Enterprise Center Arad Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.33 of the Form 10-Q filed on May 20, 2013).

10.34	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated April 10, 2013 (including Schedule 1.3 (Option to Purchase of Shares of Common Stock)) (incorporated by reference to Exhibit 10 of the Form 8-K filed on June 21, 2013).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).

16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on July 24, 2012).

16.4	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 13, 2013).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-Q filed on August 19, 2013).

23.1	Consent of Dov Weinstein & Co. C.P.A. (Isr) (incorporated by reference to Exhibit 23.1 of the Form 10-K filed on May 13, 2013).

23.2	Consent of Yarel + Partners, CPA (incorporated by reference to Exhibit 23.2 of the Form 10-K filed on May 13, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).

32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).

101	Interactive Data File (filed herewith).