Form 10-Q
period 2013-09-30
ANDAIN, INC.
filed 2013-11-19
CIK 1321502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-51216

ANDAIN, INC.

(Exact Name of Company as Specified in its Charter)

Nevada	20-2066406
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 South Beverly Drive, Suite 312, Beverly Hills, California	90212
(Addres of Principal Executive Offices)	(Zip Code)

Company’s Telephone Number:	(310) 286 - 1777

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

As of November 19, 2013, the Company had 85,115,242 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION PAGE

Item 1. financial statements

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012 4

CONSOLIDATED StatementS of operations (UNAUDITED) FOR THE THREE AND NINE months ENDED SEPTEMBER 30, 2013 and September 30, 2012, AND PERIOD OF INCEPTION THROUGH SEPTEMBER 30, 2013 5

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE nine MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012, AND PERIOD OF INCEPTION THROUGH SEPTEMBER 30, 2013 6

NOTES TO CONSOLIDATED fINANCIAL STATEMENTS (UNAUDITED) 8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS of FINANCIAL CONDITION AND RESULTS OF OPERATIONS 16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 23

ITEM 4. CONTROLS AND PROCEDURES 23

PART II – other information

ITEM 1. LEGAL PROCEEDINGS 24

ITEM 1A. RISK FACTORS 25

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS 25

ITEM 3. DEFAULTS UPON SENIOR SECURITIES 25

item 4. MINE SAFETY DISCLOSURES 25

item 5. OTHER INFORMATION 25

item 6. EXHIBITS 25

SIGNATURE 26

Table of Contents	-1-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Related party receivables	$—	$66,467
Accounts receivable	—	432,782
Total current assets	—	499,249
Long-term assets:
Property, plant and equipment, net	—	24,808
Total assets	$—	$524,057
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Credit from banks	$—	$3,449
Related party accounts payable and accrued expenses	37,358	—
Accounts payable and accrued expenses	239,880	697,164
Related party accrued compensation	422,150	166,904
Related party loans	127,000	127,000
Total current liabilities	826,388	994,517
Total liabilities	826,388	994,517
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 85,115,242 shares issued and outstanding at September 30, 2013 and 56,704,928 at December 31, 2012	84,840	56,704
Stock payable	84,000	—
Additional paid-in capital	6,868,618	6,475,002
Accumulated deficit during development stage	(7,804,955)	(6,547,265)
Accumulated other comprehensive income (loss)	(58,891)	(189,483)
Total Andain, Inc.’s stockholders’ deficit	(826,388)	(205,042)
Non-controlling interest	—	(265,418)
Total stockholders’ deficit	(826,388)	(470,460)
Total liabilities and stockholders’ deficit	$—	$524,057

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	-2-

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. Dollars)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		Period from July 23, 2004 (Date of Inception) Through September 30,
	2013	2012	2013	2012	2013
Revenues:
Government grants	$—	$—	$—	$—	$682,690
Consulting income	63,767	88,404	—	12,158	629,399
Total revenue	63,767	88,404	—	12,158	1,312,089
Operating expenses:
General and administrative	(465,057)	(155,660)	(197,455)	(33,907)	(7,565,504)
Research and development	(476,579)	(452,043)	(13,247)	(107,270)	(867,866)
Marketing & Sales	(1,050)		(1,050)		(1,050)
Loss on disposal of associate	—	—	—	—	(135,424)
Impairment of goodwill	—	—	—	—	(412,699)
Impairment loss	(378,771)	—	(376,771)	—	(556,500)
Other income, net	—	610,396	—	610,396	251,175
Total operating income (expenses)	(1,321,457)	2,693	(588,523)	469,219	(9,287,868)
Operating profit (loss)	(1,257,690)	91,079	(588,523)	481,377	(7,975,779)
Financial income, net	—	(3,506)	—	22,379	42,234
Net loss, including non-controlling interests	(1,257,690)	87,591	(588,523)	503,756	(7,933,545)
Less: Net attributable to non-controlling interest	—	2,809	—	66,841	128,590
Net loss	$(1,257,690)	$84,782	$(588,523)	$436,915	$(7,804,955)

Loss per share – basic and diluted:
Net loss attributable to Andain Inc.	$(0.02)	$(0.00)	$(0.01)	$(0.02)
Weighted average number of shares outstanding	66,848,178	23,905,304	85,115,242	27,438,650

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	-3-

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

(Unaudited)

	Nine Months Ended September 30,		Period from July 23, 2004 (Date of Inception) Through September 30,
	2013	2012	2013
Cash flows from operating activities:
Net (loss) attributable to Andain Inc.	$(1,257,690)	$84,782	$(7, 804,955)
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Bad debt expense	63,767	—	63,767
Depreciation	—	9,532	50,915
Loss from acquisition of subsidiary	—	—	135,424
Impairment of goodwill	—	—	337,685
Impairment of loan	378,771	—	556,500
Minority interest	—	2,809	(128,286)
Shares issued for professional services	475,686	—	1,652,874
Stock based compensation to key management	193,120	143,236	2,055,120
Contribution of services from shareholders	36,000	—	548,982
Changes in foreign exchange rates	130,592	—	(65,597)
Impairment of intangible assets	—	—	20,649
Changes in operating assets and liabilities:
Accounts payable	(470,156)	(672,494)	190,398
Accounts receivable	(90,090)	163,181	(522,528)
Accrued compensation	360,000	270,000	2,712,693
Net cash provided by (used in) operating activities	(180,000)	1,046	(196,359)
Cash flows from investing activities:
Purchase of equipment	—	—	(70,548)
Acquisition of patent	—	—	(20,649)
Acquisition of subsidiary	—	(480)	(461,752)
Net cash used in investing activities	—	(480)	(552,949)
Cash flows from financing activities:
Proceeds from increase in bank overdrafts	—	—	3,448
Proceeds from stock issued for cash	180,000	—	1,038,978
Proceeds from other loans	—	—	(59,520)
Loan from majority stockholder	—	—	(15,754)
Loans from key management personnel	—	—	(218,767)
Net cash provided by financing activities	180,000	—	748,385

Table of Contents	-4-

ANDAIN, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

(Unaudited)

(continued)

	Nine Months Ended September 30,		Period from July 23, 2004 (Date of Inception) Through September 30,
	2013	2012	2013
Increase (decrease) in cash and cash equivalents	—	566	(923)
Cash and cash equivalents, beginning of period	—	872	—
Effects of exchange rate changes on balance of cash held in foreign currencies	—	(19)	923
Cash and cash equivalents, end of period	$—	$1,419	$—
Non-cash investing and financing activities:
Issuance of common stock for purchase of intellectual property	$—	$—	$4,500
Issuance of common stock for purchase of subsidiary	$—	$—	$2,500
Subsidiaries sold to stockholder:
Effect of subsidiary sale	(370,526)	—	(370,526)
	$—	$—	$—
Additional acquisition of control in Meizam Arad Investments Ltd.:
Non-controlling interest	$(8,528)	$—	$(8,528)
Loss from transactions with shareholder recorded to additional paid in capital	8,528	—	8,528
	$—	$—	$—
Additional information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest expense	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	-5-

ANDAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012, AND

PERIOD OF JULY 23, 2004 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2013

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

Table of Contents	-6-

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

New Israeli Shekel (“NIS”) amounts as of September 30, 2013 have been translated into U.S. Dollars at the representative rate of exchange on September 30, 2013 (USD 1 = NIS 3.537).

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

The adoption of ASU 2013-02 did not have a material impact on the financial position or results of operations of the Company.

Table of Contents	-7-

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

Table of Contents	-8-

Working capital deficiency, excluding cash and cash equivalents	$(70,786)
Property and equipment, net	24,808
Non-controlling interest	256,890
Accumulated other comprehensive (loss)	159,614
Profit from transactions with stockholder – recorded to additional paid in capital	(370,526)
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

NOTE 5 – STOCKHOLDERS’ EQUITY

On January 28, 2013, the Company issued a total of 400,000 free trading shares of common stock under the 2011 Stock and Option Plan in connection with the conversion of accounts payables for services provided in exchange of short-term liabilities accrued in prior years in the amount of $24,000. The Company granted an additional 1,400,000 shares for services during the period ending September 30, 2013. These shares have not been issued as of September 30, 2013 and the Company recorded $84,000 in Stock Payable.

On February 13, 2013 the Company engaged in a financial public relations services agreement with Investor Communications Services (a division of A.I.D. Capital, LLC.). According to the agreement 375,000 shares were issued for services to be provided in the six months period ending June 30, 2013 valued at $15,000. The Company recorded stock based compensation in the amount of $15,000 for the three months ended March 31, 2013. These shares were subsequently cancelled due to non-performance of services.

During the period ending September 30, 2013, the Company issued 1,309,314 shares for services in the aggregate of $369,467. These shares were valued on the date of grant.

During the period ending September 30, 2013, the Company rewarded Gai Mar-Chaim and Sam Shlomo Elimelech 5,440,000 shares for their services to the Company. These shares were valued in the amount of $193,120 on the date of grant.

During the period ending September 30, 2013, the Company issued 21,316,000 shares for cash in the amount of $180,000.

During the period ending September 30, 2013, the Company cancelled 55,000 shares for non-performance of services.

Table of Contents	-9-

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

The following entities have been identified as related parties of the Company as of September 30, 2013:

1568934 Ontario Limited	Greater than 10% stockholder
Sam Elimelech	Director and greater than 10% stockholder
Gai Mar-Chaim	Director and greater than 10% stockholder
Meizam Arad Investments Ltd.	Wholly owned subsidiary
Impact Active Team Ltd.	Israeli company with common director
TPDS Ltd.	Israeli company with common director
Meizam - Advanced Enterprise Center Arad Ltd.	Israeli company with common director
Gaia Med Ltd.	Israeli company with common director
P.O.C. Hi Tech Ltd.	Israeli company with common director

The following transactions were carried out with related parties:

	For the nine months ended September 30,
	2013	2012
Income statements:
Directors’ remuneration	$360,000	$270,000
Stock based compensation	193,120	—

Balance sheets:
Related party receivable (payable) - P.O.C. Hi Tech Ltd. - Meizam Advanced Enterprise Center Arad Ltd. - Impact Active Team Ltd.	—	66,467
Payables – key management personnel (1)	422,150	166,904
Stockholder loans	127,000	127,000

(1) The annual compensation to key management personnel is $480,000 per year. During 2012 the Company recorded forgiveness of loans from key management personnel in the amount of $512,982. The amount was recorded as an equity transaction.

NOTE 7 – SUBSEQUENT EVENTS

Effective on October 3, 2013, the Company appointed M&K CPAS, PLLC from 4100 North Sam Houston Pkwy W Houston, TX 77086, as the Company’s new independent registered public accounting firm to review the Company’s financial statements for the interim period ended on September 30, 2013.

Table of Contents	-10-

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

	As Previously Reported	Prior Period Adjustments	As Restated

Extraordinary gain on forgiveness of debt	$(230,126)	$230,126	$—

Net loss	$118,778	$185,309	$304,087

Net loss attributable to non-controlling interest	$31,062	$13,898	$44,960

Net loss attributable to Andain, Inc. stockholders	$87,716	$171,411	$259,127

Net loss per share (basic) attributable to Andain, Inc	$0.00	$(0.01)	$(0.01)

Table of Contents	-11-

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

Table of Contents	-12-

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

Table of Contents	-13-

With the next financing round the Company intends to establish a new business unit to accommodate all assets and operations of the new nano-particle technology and development.

Stem Cell Therapy.

The Company intends to establish a new business unit to accommodate all assets and operations of the new stem cell technology and development of the project as soon as the clinical trials commence.

Results of Operations.

(a) Total Revenue.

The Company had total revenue of $0 for the three months ended September 30, 2013 compared to $12,158 for the three months ended September 30, 2012, a decrease of $12,158 The Company had total revenue of $63,767 for the Nine months ended September 30, 2013 compared to $88,404 for the nine months ended September 30, 2012, a decrease of $24,637 or approximately 28%. The decrease in total revenue resulted primarily from a delayed billing as of the affiliation agreements transfer with POC Hi-Tech Ltd, Impact Active Team Ltd, and Meizam Advanced Enterprise Center Arad Ltd.

The Company had total revenue of $1,312,089 for the period of July 23, 2004 (date of inception) through September 30, 2013.

(b) Research and development Expenses.

The Company had research and development expenses of $13,247 for the three months ended September 30, 2013 compared to $107,270 for the three months ended September 30, 2012, a decrease of $94,023. The Company had research and development expenses of $476,579 for the nine months ended September 30, 2013 compared to $452,043 for the nine months ended September 30, 2012, an increase of $24,536 or approximately 5%. The increases in research and development expenses were mainly due to increase in FDA regulation expenses.

The Company had research and development expenses of $867,866 for the period of July 23, 2004 (date of inception) through September 30, 2013.

(c) General and Administrative Expenses.

The Company had general and administrative expenses of $197,455 for the three months ended September 30, 2013 compared to $33,907 for the three months ended September 30, 2012, an increase of $163,548 or approximately 83%. The Company had general and administrative expenses of $465,057 for the nine months ended September 30, 2013 compared to $155,660 for the nine months ended September 30, 2012, an increase of $309,397 or approximately 67%. The increases in general and administrative expenses were mainly due to increase in professional services.

The Company had general and administrative expenses of $7,565,504 for the period of July 23, 2004 (date of inception) through September 30, 2013.

(d) Net Profit (Loss).

The Company had a net loss of $588,523 for the three months ended September 30, 2013 compared to a net profit of $503,756 for the three months ended September 30, 2013. The Company had a net loss of $1,257,690 for the nine months ended September 30, 2013 compared to a net profit of $87,591 for the nine months ended September 30, 2012, an increase of $1,345,281. The increase in net loss is the result primarily from the Company’s corporate restructuring.

The Company had a net loss of $7,804,955 for the period of July 23, 2004 (date of inception) through September 30, 2013.

Table of Contents	-14-

Operating Activities.

Net cash used by operating activities was $180,000 for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $1,046 for the nine months ended September 30, 2012, a change of $178,954. This change was the result of the increase in the net loss.

The net cash used in operating activities was $196,359 for the period of July 23, 2004 (date of inception) through September 30, 2013.

Investing Activities.

Net cash used in investing activities was $0 for the nine months ended September 30, 2013 compared to $480 for the nine months ended September 30, 2012.

Net cash used in investing activities was $552,949 for the period of July 23, 2004 (date of inception) through September 30, 2013.

Liquidity and Capital Resources.

As of September 30, 2013, the Company had total current assets of $0 and total current liabilities of $826,388 resulting in a working capital deficit of $826,388. The cash and cash equivalents was $0 as of September 30, 2013 compared to $0 as of December 31, 2012.

The net cash provided by financing activities was $180,000 for the nine months ended September 30, 2013 compared to net cash provided by financing activities of $0 for the nine months ended September 30, 2012. This increase is attributed to share issuance for cash in the nine months ended September 30, 2013. Net cash provided by financing activities was $748,385 for the period of inception of July 23, 2004 (date of inception) through September 30, 2013.

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

Table of Contents	-15-

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

Table of Contents	-16-

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

Table of Contents	-17-

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the principal executive officer/principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In addition, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	-18-

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2013 that were not previously reported by the Company.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent Events.

Effective on October 3, 2013, the Company appointed M&K CPAS, PLLC from 4100 North Sam Houston Pkwy W Houston, TX 77086, as the Company’s new independent registered public accounting firm to review the Company’s financial statements for the interim period ended on September 30, 2013

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

Table of Contents	-19-

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andain, Inc.

Dated:	November 19, 2013	By:	/s/ Sam Shlomo Elimelech
Sam Shlomo Elimelech, President
(principal executive officer)

Table of Contents	-20-

 EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated July 14, 2004 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 2005).
3.2	Bylaws, dated August 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 2005).
4.1	Option issued to 1568934 Ontario Limited by the Company, dated January 14, 2011 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on March 29, 2011).
4.2	Employee Stock Option Plan, dated January 15, 2011 (incorporated by reference to Exhibit 4.2 of the Form 10-Q filed on November 21, 2011).
4.3	Stock Option Grant to Sam Elimelech, dated January 20, 2011 (incorporated by reference to Exhibit 4.3 of the Form 10-Q filed on November 21, 2011).
4.4	Stock Option Grant to Gai Mar-Chaim, dated January 20, 2011 (incorporated by reference to Exhibit 4.4 of the Form 10-Q filed on November 21, 2011).
4.5	2011 Stock and Option Plan, dated July 26, 2011 (incorporated by reference to Exhibit 4 of the Form S-8 filed on July 26, 2011).
10.1	Affiliation Agreement between the Impact Active Team Ltd. and P.O.C. High-Tech (1992) Ltd. Corporation, dated July 23, 2004 (incorporated by reference to Exhibit 10.8 of the Form SB-2 filed on February 13, 2007).
10.2	Consulting Agreement between the Company and Dr. Leonid Lurya, dated May 16, 2006 (incorporated by reference to Exhibit 10.2 of the Form 10-K filed on December 30, 2010).
10.3	Share Purchase Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (not including Schedule 1, Disclosure Schedule) (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 5, 2006).
10.4	Technology Purchase Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 5, 2006).
10.5	Finder’s Fee Agreement between the Company and Pangea Investments GmbH, dated June 11, 2006 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on July 5, 2006).
10.6	Consulting Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on July 5, 2006).
10.7	Business Development Services Agreement between the Company and Pangea Investments GmbH, dated July 3, 2006 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on July 5, 2006).
10.8	Employment Agreement between the Company and Sam Elimelech, dated July 3, 2006 (incorporated by reference to Exhibit 10.6 of the Form 8-K filed on July 5, 2006).
10.9	Employment Agreement between the Company and Gai Mar-Chaim, dated July 3, 2006 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on July 5, 2006).
10.10	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 19, 2006 (incorporated by reference to Exhibit 10.11 of the Form 10-K/A filed on February 7, 2011).
10.11	Consulting Agreement between the Company and Meizam - Advanced Enterprise Center Arad Ltd., dated October 25, 2006 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on December 30, 2010).
10.12	Employment Agreement between the Company and Sam Elimelech, dated January 1, 2011 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 29, 2011).
10.13	Employment Agreement between the Company and Gai Mar-Chaim, dated January 1, 2011 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on March 29, 2011).
10.14	Regulation S Stock Purchase Agreement between the Company and Sam Elimelech, dated January 5, 2011 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on March 29, 2011).
10.15	Regulation S Stock Purchase Agreement between the Company and Gai Mar-Chaim, dated January 5, 2011 (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on March 29, 2011).
10.16	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated January 14, 2011 (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on March 29, 2011).
10.17	Stock Purchase Agreement between the Company and Meizam Arad Investments Ltd., dated January 31, 2011 (incorporated by reference to Exhibit 10.7 of the Form 8-K filed on March 29, 2011).

Table of Contents	-21-

10.18	Stock Purchase Agreement between Meizam – Advanced Enterprise Center Arad Ltd and Meizam Arad Investments Ltd., dated January 31, 2011 (incorporated by reference to Exhibit 10.8 of the Form 8-K filed on March 29, 2011).
10.19	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated May 24, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on July 19, 2011) (excluding Schedules 2.4, 2.7, and 2.10).
10.20	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated July 29, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on August 16, 2011) (excluding Schedules 2.4, 2.7, and 2.10).
10.21	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated December 26, 2011 (incorporated by reference to Exhibit 10 of the Form 8-K filed on February 6, 2012) (including Schedule 1.4 (Option to Purchase Shares of Common Stock) and Schedule 2.4 (Litigation); excluding Schedule 2.7).
10.22	Corporate Office Services Agreement between the Company and 1568934 Ontario Limited, dated January 5, 2012 (incorporated by reference to Exhibit 10.22 of the Form 10-Q filed on August 29, 2012).
10.23	Regulation S Stock Purchase Agreement between the Company and Eran Elimelech, dated July 29, 2012 (incorporated by reference to Exhibit 10.23 of the Form 10-Q filed on August 29, 2012).
10.24	Regulation S Stock Purchase Agreement between the Company and Sam Elimelech, dated July 29, 2012 ((incorporated by reference to Exhibit 10.24 of the Form 10-Q filed on November 19, 2012).
10.25	Regulation S Stock Purchase Agreement between the Company and Gai Mar-Chaim, dated July 29, 2012 ((incorporated by reference to Exhibit 10.25 of the Form 10-Q filed on November 19, 2012).
10.26	Acquisition Agreement between Meizam – Advanced Enterprise Center Arad Ltd. and Meizam Arad Investments Ltd. (Gaia Med Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.26 of the Form 10-Q filed on May 20, 2013).
10.27	Acquisition Agreement between Meizam – Advanced Enterprise Center Arad Ltd. and Meizam Arad Investments Ltd. (TPDS Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.27 of the Form 10-Q filed on May 20, 2013).
10.28	Acquisition Agreement between Meizam – Advanced Enterprise Center Arad Ltd. and the Company (TPDS Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.28 of the Form 10-Q filed on May 20, 2013).
10.29	Acquisition Agreement between Meizam – Advanced Enterprise Center Arad Ltd. and the Company (Impact Active Team Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.29 of the Form 10-Q filed on May 20, 2013).
10.30	Acquisition Agreement between Sam Shlomo Elimelech and the Company (Meizam – Advanced Enterprise Center Arad Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.30 of the Form 10-Q filed on May 20, 2013).
10.31	Acquisition Agreement between the Company and Gai Mar-Chaim (Meizam Arad Investments Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.31 of the Form 10-Q filed on May 20, 2013).
10.32	Acquisition Agreement between the Company and Sam Shlomo Elimelech (Meizam Arad Investments Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.32 of the Form 10-Q filed on May 20, 2013).
10.33	Acquisition Agreement between Sam Shlomo Elimelech and Meizam Arad Investments Ltd. (Meizam – Advanced Enterprise Center Arad Ltd.), dated May 15, 2013 (incorporated by reference to Exhibit 10.33 of the Form 10-Q filed on May 20, 2013).
10.34	Regulation S Stock Purchase Agreement between the Company and 1568934 Ontario Limited, dated April 10, 2013 (including Schedule 1.3 (Option to Purchase of Shares of Common Stock)) (incorporated by reference to Exhibit 10 of the Form 8-K filed on June 21, 2013).
16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).
16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on November 5, 2010).
16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on July 24, 2012).
16.4	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 13, 2013).
21	Subsidiaries of the Company (filed herewith).
23.1	Consent of Dov Weinstein & Co. C.P.A. (Isr) (incorporated by reference to Exhibit 23.1 of the Form 10-K filed on May 13, 2013).
23.2	Consent of Yarel + Partners, CPA (incorporated by reference to Exhibit 23.2 of the Form 10-K filed on May 13, 2013).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Sam Shlomo Elimelech (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Gai Mar-Chaim (filed herewith).
32	Section 1350 Certification of Sam Shlomo Elimelech and Gai Mar-Chaim (filed herewith).

Table of Contents	-22-